Form 10QSB
period 2006-08-31
Nova Mining CORP
filed 2006-11-17
CIK 1372184

=======================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-136663

NOVA MINING CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0491170
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1189 Howe Street
Suite 1504
Vancouver, B.C. V6Z 2X4
(Address of principal executive offices, including zip code.)

(604) 781-0221
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

As of October 31, 2006, the Company had 5,000,000 shares of common stock outstanding.

=======================================================================================================================================

PART I

ITEM 1. INTERIM FINANCIAL STATEMENTS

Nova Mining Corporation
(An Exploration Stage Company)
August 31, 2006
Index
Balance Sheet	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Nova Mining Corporation
(An Exploration Stage Company)
Balance Sheet
(Expressed in US dollars)
(Unaudited)

August 31,
2006
$

ASSETS
Current Assets
Cash	45
Total Assets	45

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	14,441
Due to related parties (Note 3)	17,099
Total Liabilities	31,540

STOCKHOLDERS’ DEFICIT
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
Nil issued and outstanding	-
Common Stock, 100,000,000 shares authorized, $0.00001 par value
5,000,000 shares issued and outstanding (Note 5)	50
Additional Paid-in Capital (Note 3)	6,000
Deficit Accumulated During the Exploration Stage	(37,545)
Total Stockholders’ Deficit	(31,495)
Total Liabilities and Stockholders’ Deficit	45

Continuance of Operations (Note 2)

(The Accompanying Notes are an Integral Part of these Financial Statements)

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From
	December 29, 2005 Three Months		Six Months
	(Date of Inception)	Ended	Ended
	to August 31,	August 31,	August 31,
	2006	2006	2006
	$	$	$

Revenue	-	-	-

Expenses
General and administrative (Note 3)	35,045	13,361	18,030
Mineral property costs (Note 4)	2,500	-	-
Total Expenses	37,545	13,361	18,030
Net Loss	(37,545)	(13,361)	(18,030)

Net Loss Per Share - Basic and Diluted		-	-

Weighted Average Number of Shares Outstanding		5,000,000	5,000,000

(The Accompanying Notes are an Integral Part of these Financial Statements)

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated
	From
	December 29, 2005
	(Date of Inception)	Six Months Ended
	to August 31,	August 31,
	2006	2006
	$	$

Operating Activities
Net loss	(37,545)	(18,030)
Adjustments to reconcile net loss to cash
Stock issued for general and administrative expenses	50	-
Donated services and expenses	6,000	4,500
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	14,441	8,926
Due to related parties	17,099	4,649
Net Cash From Operating Activities	45	45

Change In Cash	45	45
Cash - Beginning of Period	-	-
Cash - End of Period	45	45

(The Accompanying Notes are an Integral Part of these Financial Statements)

Nova Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

1.		Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Nova Mining Corporation (the
"Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission.
Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended February 28, 2006, as filed with the United States
Securities and Exchange Commission.

The results of operations for the six months ended August 31, 2006 are not indicative of the results that may be expected for the full year.

2.		Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At August 31, 2006, the Company had a working capital deficiency of $31,495, which is not sufficient to meet its planned business objectives or to fund mineral property expenditures and ongoing operations for the next twelve months. The Company expects to incur further losses in its development and has accumulated losses of $37,545 since its commencement. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern, but considers that the Company will be able to obtain additional funds by equity financings and/or related party advances, however there is no assurance of additional funding being available.

3.		Related Party Transactions
	a)	During the six month period ended August 31, 2006, the Company recognized a total of $3,000 for donated services at $500 per month, and $1,500 for donated rent at $250 per month provided by the President of the
Company.
	b)	At August 31, 2006, the Company is indebted to the President of the Company for $17,099 for of expenses incurred on behalf of the Company. This amount is unsecured, non interest bearing, and has no specific terms for repayment.

4.		Mineral Properties

On February 1, 2006 the Company obtained the right to explore one property located in British Columbia,
Canada, in consideration for $2,500. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the
Company. The cost of the mineral property was initially capitalized. At February 28, 2006, the Company recognized an impairment loss of $2,500, as it has not yet been determined whether there are proven or probable reserves on the property.

5.		Subsequent Events

Subsequent to August 31, 2006, the Company received cash of $43,000 in respect to share subscriptions to purchase 430,000 common shares at $0.10 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This Form 10-QSB for the period ended August 31, 2006 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others in our public offering. We must raise cash to implement our project and stay in business. If we raise the minimum amount of money in our public offering, we believe it will last twelve months.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     The property is located within the south-western area of Vancouver Island, British Columbia, Canada, approximately 19 miles south of Port Alberni, British Columbia. The logging camp of Nitinat lies approximately 3 miles southeast of the property. The property is located within the Victoria Mining Division, and is centered at approximately 49o00’N latitude and 124o34’W longitude on National Topographical Survey map sheets 092F/02E & 092C/15E or alternatively on BC TRIM maps 092F008 & 92C098. The property is best accessed from the south via Cowichan Lake. From Cowichan Lake, the paved Nitinat Main logging road and subsequently the branch logging road “BR20” provide access to the northeastern part of the property. A network of overgrown logging roads exist on the property which will provide, at the very least, foot access/trails to most parts of the property.

     Our exploration target is to find mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until we complete our public offering, if that occurs, of which there is no assurance. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can't raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Madman Mining and a physical examination of the property by Mr. Thast, our president and director. The cost of staking the claim was included in the $2,500 paid to Madman Mining. No additional payments were made or are due to Madman Mining for his services. The claims were recorded in Mr. Thast’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On June 6, 2005, Mr. Thast executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Thast transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Thast has not provided us with a signed or executed bill of sale in our favor. Mr. Thast will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material. Mr. Thast does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claims when he transfer them to us. Further, Mr. Thast does not have the right to sell the claims at a profit to us if mineralized material is discovered on the property. Ms. Thast must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. Mr. Thast, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Thast will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report. We will only make the selections in the event we raise the minimum amount of this offering.

     We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in this offering. If we raise the minimum amount of money, we will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 28 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity 90 days after the completion of this public offering, weather permitting.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds other than the funds being raised in our public offering. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

     We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we must remove and sell mineralized material. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our public offering, whether it be the minimum amount or the maximum amount, will allow us to operate for one year.

Liquidity and Capital Resources

     To meet our need for cash we are attempting to raise money from our public offering. We cannot guarantee that we will be able to raise the minimum amount in our public offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from this offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     We have discussed this matter with our officers and directors and Mr. Thast has agreed to advance funds as needed until our public offering is completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral, there is nothing in writing to evidence the same. While Mr. Thast has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year.

     We acquired the right to explore one property containing fourteen claims. We do own the property. The property is staked and we will begin our exploration plan upon completion of our public offering. We expect to start exploration operations within 90 days of completing our public offering, weather permitting. As of the date of this report we have yet to being operations and therefore we have yet to generate any revenues.

Since inception, we have issued 5,000,000 shares of our common stock and received $50.00.

     In December 2005, we issued 5,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50.00. This was accounted for as an acquisition of shares. Robert L. Thast covered our expenses of $17,099 for incorporation, accounting and legal fees and $2,500 for staking all of which was paid directly to our staker, attorney and accountant. The amount owed to Mr. Thast is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Thast is oral and there is no written document evidencing the agreement.

As of August 31, 2006, our total assets were $45 and our total liabilities were $31,540.

ITEM 3.      CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     (b) Changes in Internal Control over Financial Reporting: There were no changes in our internal controls over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

PART II.  OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On September 1, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-136663, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of the date of this report, we have not sold any shares of common stock in our public offering.

ITEM 6.      EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of November, 2006.

NOVA MINING CORPORATION

BY:	ROBERT THAST
Robert Thast, President, Principal Executive
Officer, Treasurer, Principal Financial Officer,
and Principal Accounting Officer