Form 10QSB
period 2006-11-30
Nova Mining CORP
filed 2007-01-16
CIK 1372184

===========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-136663

NOVA MINING CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0516435
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1189 Howe Street
Suite 1504
Vancouver, B.C. V6Z 2X4
(Address of principal executive offices, including zip code.)

(604) 542-9458
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [ X ] No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of January 10, 2007, the Company had 6,000,000 shares of common stock outstanding.

=============================================================================================================

PART I

ITEM 1.      INTERIM FINANCIAL STATEMENTS

Nova Mining Corporation
(An Exploration Stage Company)
November 30, 2006
Index
Balance Sheet	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Nova Mining Corporation
(An Exploration Stage Company)
Balance Sheet
(Expressed in US dollars)
(Unaudited)

November 30,
2006
$
ASSETS
Current Assets
Cash	52,410
Prepaid expenses	5,000
Due from related parties (Note 3)	10,010
Total Assets	67,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	4,231
Total Liabilities	4,231

STOCKHOLDERS’ EQUITY

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
No issued and outstanding	–

Common Stock, 100,000,000 shares authorized, $0.00001 par value
6,000,000 shares issued and outstanding (Notes 3 and 4)	60

Additional Paid-In Capital	99,990

Donated Capital (Note 3)	8,250

Deficit Accumulated During the Exploration Stage	(45,111)
Total Stockholders’ Equity	63,189
Total Liabilities and Stockholders’ Equity	67,420

Continuance of Operations (Note 2)

(The Accompanying Notes are an Integral Part of these Financial Statements)

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated
	From	For the
	December 29, 2005	Three Months	For the
	(Date of Inception)	Ended	Nine Months Ended
	to November 30,	November 30,	November 30,
	2006	2006	2006
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Note 3)	42,038	6,993	25,023
Mineral property costs (Note 5)	3,073	573	573

Total Expenses	45,111	7,566	25,596

Net Loss	(45,111)	(7,566)	(25,596)

Net Loss Per Share – Basic and Diluted		–	0.01

Weighted Average Number of Shares Outstanding		5,022,000	5,022,000

(The Accompanying Notes are an Integral Part of these Financial Statements)

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)
	Accumulated
	From	For the
	December 29, 2005
	(Date of Inception) to	Nine Months Ended
	November 30,	November 30,
	2006	2006
	$	$

Operating Activities

Net loss	(45,111)	(25,596)
Adjustments to reconcile net loss to cash

Stock issued for general and administrative expenses	50	–
Donated services and expenses	8,250	6,750

Changes in operating assets and liabilities

Prepaid expenses	(5,000)	(5,000)
Due from related parties	(10,010)	(22,460)
Accounts payable and accrued liabilities	4,231	(1,284)
Net Cash Used in Operating Activities	(47,590)	(47,590)

Financing Activities
Proceeds from issuance of common stock	100,000	100,000
Net Cash Provided by Financing Activities	100,000	100,000
Change In Cash	52,410	52,410
Cash - Beginning of Period	–	–
Cash - End of Period	52,410	52,410

Non-cash transaction:
Donated services	8,250	6,750

(The Accompanying Notes are an Integral Part of these Financial Statements)

Nova Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006
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

The results of operations for the nine months ended November 30, 2006 are not indicative of the results that may be expected for the full year.

2.		Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the
Company be unable to continue as a going concern. At November 30, 2006, the Company had minimal working capital which may not be sufficient to sustain operations for the next fiscal year, had not yet achieved profitable operations, has accumulated losses of $45,111 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

3.		Related Party Transactions - Note 4

	a)	During the nine month period ended November 30, 2006, the Company recognized a total of $4,500 for donated services at $500 per month, and $2,250 for donated rent at $250 per month provided by the President of the Company.

	b)	At November 30, 2006, the President of the Company is indebted to the Company for $10,010. This amount is unsecured, non interest bearing, and has no specific terms for repayment. This amount was repaid subsequent to
November 30, 2006.

4.		Common Stock

	(a)	On December 31, 2005, the Company issued 5,000,000 shares of common stock to the President of the Company at
$0.00001 per share for cash proceeds of $50.

	(b)	On November 24, 2006, the Company issued 1,000,000 shares of common stock at $0.10 per share for cash proceeds of $100,000.

4.		Mineral Properties

On February 1, 2006 the Company obtained the right to explore a mineral property located in British Columbia, Canada, in consideration for $2,500. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. The cost of the mineral property was initially capitalized. At February 28, 2006, the Company recognized an impairment loss of $2,500, as it has not yet been determined whether there are proven or probable reserves on the property. At November 2, 2006, interest in the mineral claim expired. A six-month claim extension was purchased, in consideration for $573.

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

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cant raise it, we will have to suspend or cease operations.

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

On December 31, 2005, the Company issued 5,000,000 shares of common stock to the President of the Company at $0.00001 per share for cash proceeds of $50.

On November 24, 2006, the Company issued 1,000,000 shares of common stock at $0.10 per share for cash proceeds of $100,000.

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

As of November 30, 2006, our total assets were $67,420 and our total liabilities were $4,231.

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

On November 24, 2006, the Company issued 1,000,000 shares of common stock at $0.10 per share for cash proceeds of $100,000. As of the date of this report Company has spent the money raised from this offering as follows: $5,000US to Madman Mining Co. Ltd.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of January, 2007.

NOVA MINING CORPORATION

BY:    ROBERT THAST
          Robert Thast, President, Principal Executive
          Officer, Treasurer, Principal Financial Officer,
          and Principal Accounting Officer