Form 10KSB
period 2007-02-28
Nova Mining CORP
filed 2007-05-29
CIK 1372184

====================================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-136663

NOVA MINING CORPORATION
(Exact name of registrant as specified in its charter)

	Nevada	None
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

1189 Howe Street
Suite 1504
Vancouver, B.C. V6Z 2X4
(Address of principal executive offices, including zip code.)

(604) 542-9458
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [X]  No [  ]

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Securities registered pursuant to Section 15(d) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [  ]

===================================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year February 28, 2007: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 28, 2007: $100,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 20, 2007: 6,000,000 shares.

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

Page
FORWARD LOOKING STATEMENT

PART I
Item 1. Description of Business	4
Item 2. Description of Property	16
Item 3. Legal Proceedings	16
Item 4. Submission of Matters to a Vote of Security Holders	16

PART II
Item 5. Market for Common Stock and Related Stockholder Matters	16
Item 6. Plan of Operations	18

PART III
Item 7. Financial Statements and Supplementary Data	22
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial	32
Disclosure
Item 8A. Controls and Procedures	32
Item 9. Directors, Executive Officers, Promoters and Control Persons	33
Item 10. Executive Compensation	36
Item 11. Security Ownership of Certain Beneficial Owners and Management	38
Item 12. Certain Relationships and Related Transactions	39

PART IV
Item 13. Exhibits	39
Item 14. Principal Accounting Fees and Services	40

PART I

ITEM 1.	BUSINESS

General

     We were incorporated in Nevada on December 29, 2005. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89544 and our business office is located at 1040 Georgia Street, Suite 1160, Vancouver, British Columbia, Canada. This is our mailing address as well. Our telephone number is (604) 542-9458. Mr. Thast provides us with our office space at $250 per month.

     There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

     We have no plans to change its business activities or to combine with another business, and is not aware of any events or circumstances that might cause its plans to change.

Background

     In June 2005, Robert L. Thast, our president and a member of the board of directors acquired one mineral property containing fourteen mining units in British Columbia, Canada by arranging the staking of the same through Lloyd Brewer of Madman Mining, a non affiliated third party. Lloyd Brewer of Madman Mining is a self-employed contract staker and field worker residing in Vancouver, British Columbia.

     We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

     We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

     Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. Mr. Thast paid Madman Mining $2,500 to stake the claims. No additional payments were made or are due to Madman Mining for his services. The claims were recorded in Mr. Thast’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. In February 2006 Mr. Thast executed a declaration of trust acknowledging that she holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Thast transfers title to a third party, the declaration of trust will be used as evidence that he breached her fiduciary duty to us.

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

     Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

     In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Thast will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Thast transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Thast will be liable to us for monetary damages for breaching the terms of his oral agreement with us to transfer his title to a subsidiary corporation we create. To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company’s property, that is the province of British Columbia.

     In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company’s property is one such acquisition. Accordingly, fee simple title to the Company’s property resides with the Crown.

     The property is comprised of mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The Crown does not have the right to reclaim provided at a minimum fee of CDN$100 is paid timely. The Crown could reclaim the property in an eminent domain proceeding, but would have to compensate the lessee for the value of the claim if it exercised the right of eminent domain. It is highly unlikely that the Crown will exercise the power of eminent domain. In general, where eminent domain has been exercised it has been in connection with incorporating the property into a provincial park.

     The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

     To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

     There are no native land claims that affect title to the property. We have no plans to try i/nterest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

     The following is a list of tenure numbers, claim, and expiration date of our claims:

		Number of	Date of
Tenure No.	Document Description	Claim Units	Expiration
521833	Columbia VI	14	May 2, 2008

     In order to maintain these claims we must pay a fee of CND$100 per year per claim.

Location and Access

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

History

     There is evidence of limited prospecting and stream sampling in early 1980s. In 1986 there is evidence that claims were staked on a portion of the property. There is no evidence that the property was developed or that production occurred.

Regional Geology

     The property is located within the Insular belt geological zone, the fifth and most westerly zone of the cordilleran geological province. The Insular belt is composed of a volcanic and sedimentary pile that was generated in a magmatic Island-arc setting, from the late Carboniferous to the mid-Jurassic periods. At about mid-late Jurassic, medium to coarse-grained granodioritic intrusions were passively emplaced. Emplacement was controlled by the northwesterly slip striking regional faults. By the early Cretaceous a marine transgression had laid down the sandstones and siltstones of the Halsam Formation. Geological activity remained passive for this region until the Eocene (Early Triassic). The Eocene period was a marked change for the geology of the Insular belt, activating intrusive quartz-dioritic melts.

These tertiary intrusions were forcefully intruded into their present sites and were accompanied by active extrusive calc-alkaline volcanics and uplift. The Eocene intrusives are granitic bodies, but their rock chemistry suggest compressional tectonics (Benioff zones) as an underlying current to their formation. The Jurassic intrusives in their major and trace element chemistry show a tholeiite to calc-alkaline derivation, which could suggest rifting to compressional tectonics during their passive emplacement.

     The present topography was shaped by the Eocene activity and more recent glaciation. The glaciation, being the last major event, has laid down the youngest deposits (Pleistocene) glacial drift and moraines. The glaciation eroded the mountain slopes and filled the valley floors with drift.

Property Geology

     Previous geological mapping within the area indicated that the property is underlain by four geological units. The Permian age Sicker Group, which hosts both of the known mineralized zones, underlay’s approximately 80% of the property.

     The general trend of all geological units in the area is northwest/southeast. Two fault zones appear within the property area, one following Rift Creek Valley. This is interpreted as a regional thrust by J. Fyles, with a wide area of fracturing, brecciation and shearing that provides favorable ground preparation for mineralized fluids.

MAP 1

MAP 2

Rift Creek
EMJlgd
EMJlgd
True North
PnPBM
UTrVK
UDSin
UDSin
Nitinat River
49° 00'
EMJlgd
UTrVK
Nitinat River
UDSin
IJBca
IJBca
124° 34'

UTrVK Middle to Upper Triassic Vancouver Group Karmutsen Formation - Basaltic Volcanic Rocks

UDSin Middle to Upper Devonian Sicker Group - Nitinat Formation - Calc-Alkaline Volcanic Rocks

EMJlgd Early to Middle Jurassic Vancouver Island Plutonic Group - Granodioritic Intrusive Rocks

lJBca Lower Jurassic - Bonanza Group - Calc-Alkaline Volcanic Rocks

PnPBM Mississippian to Lower Permian - Buttle Lake Group Mount Mark Formation - Limestone

Project Boundary

Competitor Claims

Contour Interval = 100m

Main Logging Roads

Secondary Roads

Rivers & Creeks

Mineral Showings

0m 1000m 4000m

NOVA MINING CORPORATION

COLUMBIA VI PROJECT

REGIONAL GEOLOGY MAP

Nitinat River & Rift Creek - Port Alberni Area
Victoria Mining Divisions, B.C. Canada

FIGURE 3

Supplies

     Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locates products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Description of Property

     Other than our interest in the property, we own no plants or other property. With respect to the property, our right to conduct exploration activity is based upon our oral agreement with Mr. Thast, our president, director and shareholder. Under this oral agreement, Mr.Thast has allowed us to conduct exploration activity on the property. Mr. Thast holds the property in trust for us pursuant to a declaration of trust.

Our Proposed Exploration Program

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this annual report and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

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

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. Mr.Thast, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Thast will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this annual report. We will only make the selections in the event we raise the minimum amount of this offering.

     We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in this offering. If we raise the minimum amount of money, we will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 28 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity ninety days from the date hereof, weather permitting.

     The breakdowns were made in consultation with Lloyd Brewer of Madman Mining Co Ltd.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material.

     If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything else.

     We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

     We do not have any plan to make our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

     We anticipate starting exploration activity ninety days from the date hereof, weather permitting.

Competitive Factors

     The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

     Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims

*	posting claims

*	working claims

*	reporting work performed

     We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

     We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety

2.	Archaeological Sites

3.	Exploration Access

     We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation.

No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

     We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only “cost and effect” of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We believe the cost of reclaiming the property will be $750 if we drill 8 holes and $2,250 if we drill 23 holes. We have not allocated any funds for the reclamation of the property and the proceeds for the cost of reclamation will not be paid from the proceeds of the offering. Mr. Bilynska has agreed to pay the cost of reclaiming the property should mineralized material not be discovered..

Employees

     We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

     At present, we have no full-time employees. Our two officers and directors are part-time employees and each will devote about 10% of their time or four hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Ms. Bilynska will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete this offering.

Risk Factors

     1. Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

     Our plan of operation is to explore one property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues as a result of your investment.

     2. Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

     The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

     3. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

     We were incorporated on December 29, 2005, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $47,253. To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate a profitable mineral property

*	our ability to generate revenues

*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

     4. Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we can’t locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

     Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of the property. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

     5. Because title to the property is held in the name of our sole officer, if he transfers the property to someone other than us, we will cease operations.

     Record title to the property upon which we intend to conduct exploration activities is not held in our name. Record title to the property is recorded in the name of Robert L. Thast, our president. If he transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations. Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order for us to own record title to the property, we would have to incorporate a British

Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

     6. Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a lose of your investment.

     Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

     7. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations and as a result, there may be delays in generating revenues.

     Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the property which will delay the generation of possible revenues by us.

8. Because Mr. Thast has other outside business activities, he will only be devoting 10% of his time, or four hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

     Because Mr. Thast, our sole officer and director, has other outside business activities, he will only be devoting 10% of his time, or four hours per week, to our operations. As a result, our operations may be sporadic and occur at times which are convenient to Mr. Thast. As a result, exploration of the property may be periodically interrupted or suspended.

Risks associated with this offering:

     9. If our sole officer and director resigns or dies without having found a replacement our operations will be suspended or cease. If that should occur, you could lose your investment.

     We have one officer and director. We are entirely dependent upon him to conduct our operations. If he should resign or die there will be no one to run our operations. Further, we do not have key man insurance. If that should occur, until we find another person to run us, our operations will be suspended or cease entirely. In that event it is possible you could lose your entire investment.

     10. Because our sole officer and director owns more than 50% of the outstanding shares of our common stock, he can decide who will be directors and you cannot elect any directors or control operations.

     Our sole officer and director owns 5,000,000 shares of common stock and controls us.

     11. Because there is no public trading market for our common stock, you may not be able to resell your stock and as a result your investment is illiquid.

     There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale, of which there is no assurance. As a result, your investment is illiquid.

ITEM 2.  DESCRIPTION OF PROPERTY

     We do not own any property.

ITEM 3.  LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

     There are 50 holders of record for our common stock. One of the record holders is our sole officer and director who owns 5,000,000 restricted shares of our common stock and 49 holders of 1,000,000 free trading shares of common stock.

Dividend Policy

     We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

     Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Use of Proceeds

     On November 24, 2006 we completed our public offering and raised $100,000 by selling 1,000,000 shares of common stock at an offering price of $0.10 per share. Since then we have used the proceeds as follows:

Legal Fees	$20,000
Stock Transfer Fees	$1,210
Mining Properties Costs	$3,073
Accounting	$9,831
Office Equipment	$698
Computer Repair	$200
General and Administrative	$12,241
Total:	$47,253

ITEM 6.   PLAN OF OPERATIONS

     This section of the annual report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

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

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this annual report. We are not going to buy or sell any plant or significant equipment during the next twelve months.

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

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this annual report and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can’t raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Madman Mining and a physical examination of the property by Mr. Thast, our president and director. The cost of staking the claim was included in the $2,500 paid to Madman Mining. No additional payments were made or are due to Madman Mining for its services. The claims were recorded in Mr. Thast’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On June 6, 2006, Mr. Thast executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Thast transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Thast has not provided us with a signed or executed bill of sale in our favor. Mr. Thast will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material. Mr. Thast does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claims when he transfer them to us. Further, Mr. Thast does not have the right to sell the claims at a profit to us if mineralized material is discovered on the property. Mr. Thast must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. Mr. Bilynska, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Thast will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property.

Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this annual report. We will only make the selections in the event we raise the minimum amount of this offering.

     We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in this offering. If we raise the minimum amount of money, we will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 28 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity 90 days from the date hereof, weather permitting.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this annual report, we have no plans to raise additional funds. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

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

     To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We have completed our public offering and will initiate exploration once weather permits.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

     If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

     Mr. Thast has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral, there is nothing in writing to evidence the same. While Mr. Thast has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. We believe we have sufficient capital to maintain our operations for one year. Other than as described in this paragraph, we have no other financing plans.

     We acquired the right to explore one property containing six claims. The property is staked and we will begin our exploration plan once weather permits us to do so. We expect to start exploration operations within 90 days. As of the date of this annual report we have yet to being operations and therefore we have yet to generate any revenues.

     Since inception, we have issued 6,000,000 shares of our common stock and received $100,050.

     In December 2005, we issued 5,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $50.00. This was accounted for as an acquisition of shares. Robert L. Thast covered our initial expenses of $12,450 for incorporation, accounting and legal fees and $2,500 for staking all of which was paid directly to our staker, attorney and accountant. Further the agreement with Mr. Thast is oral and there is no written document evidencing the agreement.

     On November 24, 2006 we completed our public offering and sold 1,000,000 shares of common stock at an offering price of $0.10 per share.

     As of February 28, 2007, our total assets were $63,730 and our total liabilities were $433.

Recent accounting pronouncements

     We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial positions or cash flow.

PART III
ITEM 7.	FINANCIAL STATEMENTS.

Nova Mining Corporation
(An Exploration Stage Company)
February 28, 2007

Index

Reports of Independent Registered Public Accounting Firms	F-1, F-2

Balance Sheet	F-3

Statements of Operations	F-4

Statements of Cash Flows	F-5

Statement of Stockholders’ Equity (Deficit)	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nova Mining Corporation
(An Exploration Stage Company)
Vancouver BC Canada

We have audited the accompanying balance sheet of Nova Mining Corporation as of February 28, 2007, and the related statements of expenses, changes in stockholders’ equity (deficit) and cash flows for the year ended February 28, 2007 and for the period from December 29, 2005 (inception) through February 28, 2007. The financial statements for the period December 29, 2005 (inception) through February 28, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period December 29, 2005 (inception) through February 28, 2006, include total revenues and net loss of $0 and $19,515, respectively. Our opinion on the statements of expenses, changes in stockholders’ equity (deficit) and cash flows for the period December 29, 2005 (inception) through February 28, 2006, insofar as it relates to amounts for prior periods through February 28, 2006, is based solely on the report of other auditors. These financial statements are the responsibility of Nova’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova, as of February 28, 2007, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Nova will continue as a going concern. As discussed in Note 2 to the financial statements, Nova has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

May 23, 2007

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Nova Mining Corporation
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Nova Mining Corporation (An Exploration Stage Company) (the “Company”) as of February 28, 2006 and the related statements of operations, cash flows and stockholders' deficit for the period December 29, 2005 (Date of Inception) to February 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Nova Mining Corporation as of February 28, 2006 and the results of its operations and its cash flows for the period December 29, 2005 (Date of Inception) to February 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is an exploration stage company, has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raises substantial doubt that the Company will be able to continue as a going concern. Management plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
June 7, 2006	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

Nova Mining Corporation
(An Exploration Stage Company)
Balance Sheet
As of February 28, 2007

ASSETS

Current Assets

Cash	$58,730

Prepaid expenses	5,000

Total Assets	$63,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$433

Stockholders’ Equity

Common stock, 100,000,000 shares authorized, $0.00001 par value
6,000,000 shares issued and outstanding	$60

Additional paid-in capital	110,490

Deficit accumulated during the exploration stage	(47,253)

Total Stockholders’ Equity	63,297

Total Liabilities and Stockholders’ Equity	$63,730

See accompanying summary of accounting policies and notes to financial statements

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Expenses
For the Year ended February 28, 2007 and the Period From
December 29, 2005 (Inception) Through February 28, 2006 and 2007

	Year
	Ended	(Inception)	Inception)
	February 28,	to February 28,	to February 28,
	2007	2006	2007

Expenses

General and administrative	$27,165	$17,015	$44,180
Impairment of mining property costs	573	2,500	3,073

Net Loss	$(27,738)	$(19,515)	$(47,253)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	5,263,014	4,918,000

See accompanying summary of accounting policies and notes to financial statements

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Cash Flows
For the Year ended February 28, 2007 and the Period From
December 29, 2005 (Inception) Through February 28, 2006 and 2007

	Year Ended	(Inception)	(Inception)
	February 28,	to February 28,	to February 28,
	2007	2006	2007

Cash Flows From Operating Activities
Net loss	$(27,738)	$(19,515)	$(47,253)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock issued for general and administrative
expenses	-	50	50
Donated consulting services and expenses	9,000	1,500	10,500
Changes in:
Increase in prepaid expenses	(5,000)	-	(5,000)
Increase (decrease) in accounts payable	(5,082)	5,515	433
Net Cash Used in Operating Activities	(28,820)	(12,450)	(41,270)
Financing Activities
Increase (decrease) in due to related parties	(12,450)	12,450	-
Proceeds from the issuance of common stock	100,000	-	100,000
Net Cash Provided by Financing Activities	87,550	12,450	100,000

Increase in Cash	58,730	-	58,730
Cash – Beginning of Period	-	-	-
Cash – End of Period	$58,730	$-	$58,730
Supplemental Disclosures:
Interest paid	$–	$–	$–
Income taxes paid	–	–	–

See accompanying summary of accounting policies and notes to financial statements

Nova Mining Corporation
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
Period from December 29, 2005 (Date of Inception) to February 28, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Founders shares issued for cash	5,000,000	$50	$–	$–	$50

Donated services and expenses	–	–	1,500	–	1,500

Net loss for the period	–	–	–	(19,515)	(19,515)

Balance – February 28, 2006	5,000,000	50	1,500	(19,515)	(17,965)

Issuance of common stock for
cash	1,000,000	10	99,990	–	100,000

Donated services and expenses	–	–	9,000	–	9,000

Net loss for the year	–	–	–	(27,738)	(27,738)

Balance – February 28, 2007	6,000,000	$60	$110,490	$(47,253)	$63,297

See accompanying summary of accounting policies and notes to financial statements

Nova Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Nova Mining Corporation was incorporated in Nevada on December 29, 2005. Nova is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard No.7 “Accounting and Reporting for Development Stage Enterprises”. Nova’s principal business is the acquisition and exploration of mineral resources. Nova has not presently determined whether its properties contain mineral reserves that are economically recoverable.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended February 28, 2007, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Nova considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of February 28, 2007.

Mineral Property Costs. Nova has been in the exploration stage since its formation on December 29, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Financial Instruments. Financial instruments, which include cash, accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Nova ’ operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to Nova ’ operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, Nova does not use derivative instruments to reduce its exposure to foreign currency risk.

Income Taxes: Nova recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Nova provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Foreign Currency Translation. Nova’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. Nova has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Recently Issued Accounting Pronouncements. Nova does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

Note 2. Going Concern

These financial statements have been prepared on a going concern basis, which implies Nova will continue to realize its assets and discharge its liabilities in the normal course of business. Nova has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Nova as a going concern is dependent upon the continued financial support from its shareholders, the ability of Nova to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2007, Nova has accumulated losses of $47,253 since inception. These factors raise substantial doubt regarding Nova’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Nova be unable to continue as a going concern.

Note 3. Mineral Properties

On February 1, 2006, Nova obtained the right to explore a mineral property located in British Columbia, Canada, for $2,500. The claims are registered in the name of the President of Nova, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of Nova. The cost of the mineral property was initially capitalized. At February 28, 2007, Nova recognized an impairment loss of $3,073, as it has not yet been determined whether there are proven or probable reserves on the property. At November 2, 2006, the interest in the mineral claim expired. A six-month claim extension was purchased for $573.

Note 4. Related Party Transactions

During the year ended February 28, 2007 Nova recognized $6,000 (fiscal 2006 - $1,000) for donated services at $500 per month and $3,000 (fiscal 2006 - $500) for donated rent at $250 per month provided by the President and Director of Nova .

On February 1, 2006, Nova entered into a trust agreement with the President of Nova . Refer to Note 3.

Note 5.Common Stock

At inception in 2005, Nova issued 5,000,000 founder’s shares of common stock to the President of Nova at $0.00001 per share for $50.

On November 24, 2006, Nova sold 1,000,000 common shares at $0.10 per share for $100,000.

Note 6.Income Taxes

Nova uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007 and 2006, Nova incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $47,253 at February 28, 2007, and will begin expiring in the year 2026.

At February 28, 2007, deferred tax assets consisted of the following:

Deferred tax assets	$16,539
Valuation Allowance	(16,539)
Net Deferred Tax Asset	$–

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     Our financial statements for the period from inception to February 28, 2006, were audited by Amisano Hanson, Chartered Accountants, of 750 West Pender Street, Suite 604, Vancouver, BC V6C 2T7, Vancouver, British Columbia, Canada Tel: 604-689-0188. Our financial statements for the period from March 1, 2006 to February 28, 2007, were audited by Malone and Bailey, Chartered Accountants, of 2925 Briarpark Drive, Suite 930, Houston, Texas 77042; Telephone: 713-866-0530, as set forth in their reports included in this report. Their reports are given upon their authority as experts in accounting and auditing.

     On February 12, 2007, Amisano Hanson, Chartered Accountants informed us that it resigned as our independent registered public accounting firm effective as of that date. On February 22, 2007, our the board of directors accepted the resignation of Amisano Hanson, Chartered Accountants.

     Amisano Hanson, Chartered Accountants’ report on the financial statements as of and for the period from the date of inception on December 29, 2005 to February 28, 2006 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles save and except for a “going concern opinion” provided with the overall audit opinion.

     During the year ended February 28, 2006, through the date of resignation and through the date of our acceptance of Amisano Hanson, Chartered Accountants resignation, there were no disagreements with Amisano Hanson, Chartered Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Amisano Hanson, Chartered Accountants, would have caused Amisano Hanson, Chartered Accountants to make reference to the subject matter of the disagreement in its reports on our financial statements for such periods.

     On March 8, 2007, we delivered a copy of this report to Amisano Hanson, Chartered Accountants. The Company requested a letter addressed to the SEC stating whether or not it agreed with the foregoing. Amisano Hanson, Chartered Accountants issued a response. The response stated that it agreed with the foregoing disclosure. A copy of Amisano Hanson’s response is attached to our Form 8-K/A-1 filed with the SEC on March 9, 2007 as Exhibit 16.1.

     On February 22, 2007, we engaged Malone & Bailey, P.C., an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors. We have not consulted with Malone & Bailey, P.C. on any accounting issues prior to engaging them as our new auditors.

ITEM 8A. CONTROLS AND PROCEDURES.

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

     (b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Robert L. Thast	54	president, principal executive officer, principal financial
1040 Georgia Street, Suite 1160		officer, secretary, treasurer and a member of the
Vancouver, British Columbia		board of directors
Canada V6E 4H1

     The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Robert L. Thast, President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and sole member of the Board of Directors

     Robert L. Thast has been our Secretary and Director since December 29, 2005. Mr. Thast is also the president of TSX listed Cap-Link Ventures which was listed in March 2006.

     His primary business is Thast Projects Inc., a company he founded in 1991 that provides financing, business development and corporate communications services to public and private companies. In addition to playing key management roles and providing consulting support in the areas of his expertise, Mr. Thast has raised over $50M in equity financings for companies represented. Recent projects include: A consulting and public relations contract with TSX listed Pinnacle Mines which began in 2004 and is ongoing; And a consulting agreement with Oklahoma based Floran Technologies Inc. a company that Mr. Thast acted as President and Director from 2001 to 2004.

     Previously Mr. Thast was a director and CEO of TSX listed National Telcom Services from 1991 to 2001; International Savannah Ventures from Jan 1997 to June 1999; and Caldera Environmental from May 1991 to December 1994. Mr. Thast also acted as a director for British based Fountain House Holdings 1994 to 1996 and Mutapa Copper and Cobalt from Sept. 1997 to March 2003.

     From 1988 through 1991 Mr. Thast Mr. provided investor and corporate relations work for Nasdaq listed Camnet Communications.

     In 1983 Mr. Thast founded Solid Gold Publications and served as president and chairman until 1988, at which time the company was acquired by Nasdaq listed Leisureway Marketing.

     From 1974 to 1982 Mr. Thast was a self employed management recruiter for Able Personnel who specialized in the engineering, construction and technical fields.

Conflicts of Interest

     We believe Mr. Thast will not be subject to conflicts of interest. since, we will not acquire any additional properties. No policy has been implemented or will be implemented to address conflicts of interest.

     In the event Mr. Thast resign as an officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is attached hereto.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not Subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us for the last three fiscal years ending February 28. for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary Bonus Awards Awards Compensation					Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Robert L. Thast	2007	0	0	0	0	0	0	0	0
President, Secretary,	2006	0	0	0	0	0	0	0	0
Treasurer and Director	2005	0	0	0	0	0	0	0	0

     We do not anticipate paying any salaries in 2008. We do not anticipate paying salaries until we have a defined ore body and begin extracting minerals from the ground.

Compensation of Directors

     The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director’s Compensation Table

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Robert L. Thast	2007	0	0	0	0	0	0

Option/SAR Grants

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth, as of February 28, 2007, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares Owned	Ownership
Robert L. Thast	5,000,000	83.33%
14708-31A Avenue
Surrey, BC
Canada V4P 2J4

All Officers and Directors	5,000,000	83.33%
as a Group (1 person)

[1]	The person named above "promoter" as defined in the Securities Exchange Act of 1934. Mr. Thast is the only "promoter" of our company.

Future Sales by Existing Stockholders

     5,000,000 shares of common stock were issued to Robert L. Thast, our President, officer and director in December 2005. The 5,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers’ transaction or in a transaction directly with a market maker.

     1,000,000 shares purchased in our public offering are free trading and are resalable and could have a depressive effect on the market price, if a market develops.

     A total of 5,000,000 shares of our stock are currently owned by our sole officer and director. He will likely sell a portion of his stock if the market price goes above $0.10. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

     Because our sole officer and director owns 83.33% of the total outstanding shares, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares you own because of the ineffective voting power.

Changes in Control

     There are no arrangements which may result in a change of control of Nova Mining Corporation.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 2005, we issued a total of 5,000,000 shares of restricted common stock to Robert L. Thast, our president and a member of the board of directors. This was accounted for as an acquisition of shares of common stock in the amount of $50.00.

     Mr. Thast also caused the property, comprised of one, to be staked at a cost of $2,500. The claims were staked by Lloyd Brewer of Madman Mining for the $2,500. The terms of the transaction with Mr. Brewer were at arm’s length and Mr. Brewer was not an affiliate. Mr. Thast will transfer the claims to us if mineralized material is found on the claims. Mr. Thast will not receive anything of value for the transfer and we will not pay any consideration of any kind for the transfer of the claims.

     Mr. Thast provides us with our office space at $250 per month.

     Mr. Thast is our only promoter. They have not received or will they receive anything of value from us, directly or indirectly in their capacities as promoters.

PART IV

ITEM 13.   EXHIBITS

Exhibits

     The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-136663 on August 16, 2006. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.

3.2	Bylaws.

4.1	Specimen Stock Certificate.

5.1	Opinion of Conrad C. Lysiak, Esq. regarding the legality of the securities being registered.

10.1	Trust Agreement

23.1	Consent of Amisano Hansen, Chartered Accountants

23.2	Consent of Conrad C. Lysiak, Esq.

99.1	Subscription Agreement.

     The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

99.1	Audit Committee Charter.

99.2	Disclosure Committee Charter.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$2,790	Amisano Hanson, Chartered Accountants
2006	$3,975	Amisano Hanson, Chartered Accountants
2007	$2,500	Malone & Bailey, P.C.
2006	$-0-	Malone & Bailey, P.C.

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$366	Amisano Hanson, Chartered Accountants
2006	$-0-	Amisano Hanson, Chartered Accountants
2007	$-0-	Malone & Bailey, P.C.
2006	$-0-	Malone & Bailey, P.C.

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$-0-	Amisano Hanson, Chartered Accountants
2006	$-0-	Amisano Hanson, Chartered Accountants
2007	$-0-	Malone & Bailey, P.C.
2006	$-0-	Malone & Bailey, P.C.

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$-0-	Amisano Hanson, Chartered Accountants
2006	$-0-	Amisano Hanson, Chartered Accountants
2007	$-0-	Malone & Bailey, P.C.
2006	$-0-	Malone & Bailey, P.C.

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-KSB and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, British Columbia on this 29th day of May, 2007.

NOVA MINING CORPORATION

BY:    ROBERT L. THAST
          Robert L. Thast, President, Principal Executive
          Officer, Treasurer, Principal Financial Officer,
          Principal Accounting Officer and sole member of the
          Board of Directors.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

ROBERT L. THAST	President, Principal Executive Officer, Treasurer,	May 29, 2007
Robert L. Thast	Principal Financial Officer, Principal Accounting
Officer and sole member of the Board of Directors.