Form 10QSB
period 2007-05-31
Nova Mining CORP
filed 2007-07-16
CIK 1372184

===================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-52668

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of July 3, 2007, the Company had 6,000,000 shares of common stock outstanding.

===================================================================================

PART I

ITEM 1.      INTERIM FINANCIAL STATEMENTS

Nova Mining Corporation
(An Exploration Stage Company)

May 31, 2007

Nova Mining Corporation
(An Exploration Stage Company)
Balance Sheets
As of May 31, 2007 and February 28, 2007
(Unaudited)

	May 31,	February 28,
	2007	2007
ASSETS

Current Assets

Cash	$55,586	$58,730
Prepaid expenses	5,000	5,000

Total Assets	$60,586	$63,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$2,122	$433
Accrued liabilities	1,200	–

Total Liabilities	3,322	433

Stockholders’ Equity

Common stock, 100,000,000 shares authorized, $0.00001 par value
6,000,000 shares issued and outstanding	60	60

Additional paid-in capital	112,740	110,490

Deficit accumulated during the exploration stage	(55,536)	(47,253)

Total Stockholders’ Equity	57,264	63,297

Total Liabilities and Stockholders’ Equity	$60,586	$63,730

The accompanying notes are an integral part of these financial statements

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Expenses
For the Three Months Ended May 31, 2007 and May 31, 2006 and the Period From
December 29, 2005 (Inception) Through May 31, 2007
(Unaudited)

			Period From December
			29, 2005 (Inception)
	Three Months Ended		Through
	May 31, 2007	May 31, 2006	May 31, 2007

Expenses

General and administrative	$8,283	$4,669	$52,463
Impairment of mining property costs	–	–	3,073

Total Expenses	8,283	4,669	55,536

Net Loss	$(8,283)	$(4,669)	$(55,536)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	6,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Cash Flows
For the Three Months Ended May 31, 2007 and May 31, 2006 and the Period From
December 29, 2005 (Inception) Through May 31, 2007
(Unaudited)

			Period From December
			29, 2005 (Inception)
	Three Months Ended		Through
	May 31, 2007	May 31, 2006	May 31, 2007
Operating Activities

Net loss	$(8,283)	$(4,669)	$(55,536)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities

Stock issued for general and administrative expenses	-	-	50
Donated consulting services and expenses	2,250	2,250	12,750

Changes in:

Prepaid expenses	–	–	(5,000)
Accounts payable	1,689	–	2,122
Accrued liabilities	1,200	–	1,200

Net Cash Provided by (Used in) Operating Activities	(3,144)	50	(44,414)

Financing Activities

Increase in due to related parties	–	2,469	-
Proceeds from the issuance of common stock	–	–	100,000

Net Cash Provided by Financing Activities	–	–	100,000

Increase (decrease) in Cash	(3,144)	50	55,586

Cash – Beginning of Period	58,730	–	–

Cash – End of Period	$55,586	$50	$55,586

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

Nova Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(unaudited)

1.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The accompanying audited interim financial statements of Nova have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Nova’s audited 2007 annual financial statements and notes thereto contained in Nova’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Nova’s fiscal 2007 financial statements have been omitted.

	b)	Use of Estimates

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

These financial statements have been prepared on a going concern basis, which implies Nova will continue to realize its assets and discharge its liabilities in the normal course of business. Nova has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Nova as a going concern is dependent upon the continued financial support from its shareholders, the ability of Nova to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of May 31, 2007, Nova has accumulated losses of $55,536 since inception. These factors raise substantial doubt regarding Nova’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Nova be unable to continue as a going concern.

3.	Related Party Balances Transactions

a)

During the quarter ended May 31, 2007 the Company recognized a total of $1,500 for donated services at $500 per month and $750 for donated rent at $250 per month provided by the President and Director of Nova.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This Form 10-QSB for the period ended May 31, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     As of May 31, 2007, our total assets were $60,586 and our total liabilities were $3,322.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of July, 2007.

NOVA MINING CORPORATION

BY:	ROBERT THAST
Robert Thast, President, Principal Executive
Officer, Treasurer, Principal Financial Officer,
and Principal Accounting Officer