Form 10QSB
period 2007-08-31
Nova Mining CORP
filed 2007-10-22
CIK 1372184

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]    No  [  ]

As of October 22, 2007, the Company had 6,000,000 shares of common stock outstanding.

===================================================================================

PART I

ITEM 1.      INTERIM FINANCIAL STATEMENTS

Nova Mining Corporation
(An Exploration Stage Company)

August 31, 2007

Index

Balance Sheets	F-1

Statements of Expenses	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

Nova Mining Corporation
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	August 31,	February 28,
	2007	2007

ASSETS

Current Assets

Cash	$53,530	$58,730
Prepaid expenses	5,000	5,000

Total Assets	$58,530	$63,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$1,101	$433
Accrued liabilities	1,200	–

Total Liabilities	2,301	433

Stockholders’ Equity

Common Stock, 100,000,000 shares authorized, $0.00001 par
value 6,000,000 shares issued and outstanding	60	60

Additional Paid-in Capital	114,990	110,490

Deficit Accumulated During the Exploration Stage	(58,821)	(47,253)

Total Stockholders’ Equity	56,229	63,297

Total Liabilities and Stockholders’ Equity	$58,530	$63,730

The accompanying notes are an integral part of these financial statements

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

						December 29, 2005
	For the three months ended		For the six months ended			(inception) through
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006		August 31, 2007

Expenses
General and administrative	$3,285	$13,361	$11,569	$18,030		$55,748
Mining property costs	–	–	–	–		3,073

Net Loss	$(3,285)	$(13,361)	$(11,569)	$(18,030)		$(58,821)

Net Loss Per Share – Basic
and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$	N/A

Weighted Average Shares
Outstanding	6,000,000	5,000,000	6,000,000	5,000,000		N/A

The accompanying notes are an integral part of these financial statements

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			December 29, 2005
	For the six months ended		(inception) through
	August 31, 2007	August 31, 2007	August 31, 2007
Cash From Operating Activities

Net loss	$(11,569)	$(18,030)	$(58,821)

Adjustments to reconcile net loss to net cash
used in operating activities

Stock issued for general and administrative expenses	-	-	50

Donated consulting services and expenses	4,500	4,500	15,000

Changes in operating assets and liabilities

Increase in prepaid expenses	–	–	(5,000)
Increase (decrease) in accounts payable	669	8,926	1,101
Increase in accrued liabilities	1,200	-	1,200
Due to related parties	-	4,649	-

Net Cash Provided by (Used in) Operating Activities	(5,200)	45	(46,470)

Financing Activities

Proceeds from the issuance of common stock	–	–	100,000

Net Cash Provided by Financing Activities	–	–	100,000

Increase (decrease) in Cash	(5,200)	45	53,530

Cash – Beginning of Period	58,730	-	–

Cash – End of Period	$53,530	$45	$53,530

Supplemental Disclosures:
Interest paid	$–	$–	$–
Income taxes paid	–	–	–

 The accompanying notes are an integral part of these financial statements

Nova Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007

1.      Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying audited interim financial statements of Nova have been prepared in accordance with accounting principles generally accepted in theUnited States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Nova’s audited 2007 annual financial statements and notes there to contained in Nova’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Nova’s fiscal 2007 financial statements have been omitted.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies Nova will continue to realize its assets and discharge its liabilities in the normal course of business. Nova has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Nova as a going concern is dependent upon the continued financial support from its shareholders, the ability of Nova to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of August 31, 2007, Nova has accumulated losses since inception. These factors raise substantial doubt regarding Nova’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Nova be unable to continue as a going concern.

3.	Related Party Balances Transactions

During the six months ended August 31, 2007 the Company recognized donated services at $500 per month and donated rent at $250 per month provided by the President and Director of Nova.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This Form 10-QSB for the period ended August 31, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     As of August 31, 2007, our total assets were $58,530 and our total liabilities were $2,301.

ITEM 3.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of October, 2007.

NOVA MINING CORPORATION

BY:	ROBERT THAST
Robert Thast, President, Principal Executive
Officer, Treasurer, Principal Financial Officer,
and Principal Accounting Officer

EXHIBIT INDEX

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