Form 10QSB
period 2007-11-30
Nova Mining CORP
filed 2008-01-22
CIK 1372184

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-52668

NOVA MINING CORPORATION
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

1189 Howe Street
Suite 1504
Vancouver, B.C. V6Z 2X4
(Address of principal executive offices, including zip code.)

(604) 542-9458
(Registrant's telephone number, including area code)

The Company is a Shell company:  Yes [X]   No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

As of November 30, 2007, the Company had 6,000,000 shares of common stock outstanding.

===================================================================================

PART I

ITEM 1.      INTERIM FINANCIAL STATEMENTS

Nova Mining Corporation
(An Exploration Stage Company)

November 30, 2007

Index

Balance Sheets	F–2

Statements of Expenses	F–3

Statements of Cash Flows	F–4

Notes to the Financial Statements	F–5

Nova Mining Corporation
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	November 30,	February 28,
	2007	2007
ASSETS

Current Assets

Cash	$44,680	$58,730
Prepaid expenses	5,000	5,000

Total Assets	$49,680	$63,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable to related parties	$507	$433
Accrued liabilities	1,200	–

Total Liabilities	1,707	433

Stockholders’ Equity

Common Stock, 100,000,000 shares authorized, $0.00001 par value
6,000,000 shares issued and outstanding	60	60

Additional Paid-in Capital	117,240	110,490

Deficit Accumulated During the Exploration Stage	(69,327)	(47,253)

Total Stockholders’ Equity	47,973	63,297

Total Liabilities and Stockholders’ Equity	$49,680	$63,730

The accompanying notes are an integral part of these financial statements.

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Expenses
(Unaudited)

	For the three months ended		For the nine months ended		Inception (December 29,
	November 30,	November 30,	November 30,	November 30,	2005) Through
	2006	2007	2006	2007	November 30, 2007

Expenses

General and administrative	$6,993	$5,505	$25,023	$17,074	$61,254
Mining property costs	573	5,000	573	5,000	8,073

Net Loss	$(7,566)	$(10,505)	$(25,596)	$(22,074)	$(69,327)

Net Loss Per Share – Basic and
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)	N/A

Weighted Average Shares
Outstanding – Basic and diluted	5,022,000	6,000,000	5,022,000	6,000,000	N/A

The accompanying notes are an integral part of these financial statements.

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the nine months ended		Inception
			(December 29,
			2005) Through
	November 30,	November 30,	November 30,
	2006	2007	2007

Cash Flows From Operating Activities

Net loss	$(25,596)	$(22,074)	$(69,327)

Adjustments to reconcile net loss to net cash
used in operating activities

Stock issued for general and administrative expenses	-	-	50
Donated consulting services and expenses	6,750	6,750	17,250

Changes in operating assets and liabilities

Increase in prepaid expenses	(5,000)	–	(5,000)
Increase (decrease) in accounts payable	(22,460)	74	507
Increase in accrued liabilities	(1,284)	1,200	1,200

Net Cash Used in Operating Activities	(47,590)	(14,050)	(55,320)

Financing Activities

Proceeds from the issuance of common stock	100,000	–	100,000

Increase (decrease) in Cash	52,410	(14,050)	44,680

Cash – Beginning of Period	–	58,730	–

Cash – End of Period	$52,410	$44,680	$44,680

Supplemental Disclosures:

Interest paid	$–	$–	$–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Nova Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2007

1.	Basis of Presentation

The accompanying audited interim financial statements of Nova Mining Corporation (“Nova”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Nova’s audited 2007 annual financial statements and notes there to contained in Nova’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Nova’s fiscal 2007 financial statements have been omitted.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies Nova will continue to realize its assets and discharge its liabilities in the normal course of business. Nova has never generated revenue since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Nova as a going concern is dependent upon the continued financial support from its shareholders, the ability of Nova to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of November 30, 2007, Nova has accumulated losses since inception. These factors raise substantial doubt regarding Nova’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Nova be unable to continue as a going concern.

3.	Related Party Balances/Transactions

During the nine months ended November 30, 2007 the Company recognized donated services at $500 per month and donated rent at $250 per month provided by the President and Director of Nova.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This Form 10-QSB for the period ended November 30, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results of our predictions.

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

     We will be conducting research in the form of exploration on one property. We do not own the property. We only have the right to explore the property.. We are not going to buy or sell any plant or significant equipment during the next twelve months.

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

     The property is undeveloped raw land. The only event that has occurred is the staking of the property by Madman Mining and a physical examination of the property by Mr. Thast, our president and director. We have paid Madman Mining approximately $8,000 to date. In addition we conducted exploration activities, but no mineralized materials were found. The claims were recorded in Mr. Thast’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On June 6, 2005, Mr. Thast executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Thast transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Thast has not provided us with a signed or executed bill of sale in our favor. Mr. Thast will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Before mineral retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material. Mr. Thast does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claims when he transfer them to us. Further, Mr. Thast does not have the right to sell the claims at a profit to us if mineralized material is discovered on the property. Ms. Thast must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

     We have conducted limited exploration activities on the property. We have not found mineralized material. In the spring of 2008 we intend to make a decision on further exploration activities.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. Should we find mineralized material, we will have to raise additional funds to determine the feasability of removing the same and develop the reserves. There is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

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

     To become profitable and competitive, we must remove and sell mineralized material. We believe we adequate cash to allow us to operate for the next twelve months.

Liquidity and Capital Resources

     We have completed our public offering. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we have not raised enough money from our public offering, we will have to obtain additional funds from a second public offering, a private placement of securities, or loans from our officers or others. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

     We acquired the right to explore one property containing fourteen claims. We do own the property.

     On November 24, 2006, we issued 1,000,000 shares of common stock at $0.10 per share for cash proceeds of $100,000.

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

     As of November 30, 2007, our total assets were $49,680 and our total liabilities were $1,707.

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

PART II. OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On September 1, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-136663, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

     On November 24, 2006, we completed our public offering and issued 1,000,000 shares of common stock at $0.10 per share for cash proceeds of $100,000. As of the date of this report, we have spent the money raised from our public as follows:

Expenses:
Accounting & Legal Expenses	$42,800.99
Mining Exploration Expense	5,572.97
Mining Claims	2,500.00
Stock Transfer Expense	2,085.00
General & Administrative	2,383.04
Bank Service Charges	366.07
Office Expense	1,793.50
Miscellaneous	223.47
Total Expenses	$57,725.04

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of January, 2008.

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