Form 10-K
period 2008-02-29
Nova Mining CORP
filed 2008-06-13
CIK 1372184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-52668

NOVA MINING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	None
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1189 Howe Street, Suite 1504
Vancouver, British Columbia, Canada	V6Z 2X4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (604) 542-9458

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $100,000, based on a price of $0.10, being the price at which the registrant last sold shares of its common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of June 4, 2008, the registrant had 6,000,000 shares of common stock outstanding.

NOVA MINING CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED FEBRUARY 29, 2008

TABLE OF CONTENTS

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Nova,” and the “Company” mean Nova Mining Corporation unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.	BUSINESS.

Overview

We were incorporated on December 29, 2005 under the laws of the State of Nevada.

Until recently, we were engaged in the exploration of our mineral property, called the “Columbia VI Claim”, located in the Province of British Columbia, Canada. During our fiscal year 2008, we completed Phase IA of our exploration program on the Columbia VI Claim, which included the placement of a control grid and the collection and analysis of soil and rock samples from the property. In our consulting geologists report on Phase IA, he recommended that we not proceed with any further exploration work on the Columbia VI Claim as the results of the soil and rock samples indicated minimal mineralization on the property. Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program on the Columbia VI Claim and are currently evaluating alternative business opportunities.

Government Regulation of Mineral Exploration Activities

The main agency that governs the exploration of minerals in the Province of British Columbia is the British Columbia Ministry of Energy, Mines and Petroleum Resources (the “Ministry of Mines”).

The Ministry of Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry of Mines regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to mineral exploration activities in the Province of British Columbia are the British Columbia Mineral Tenure Act and the British Columbia Mines Act. If we undertake any mineral exploration activities in the Province of British Columbia, we will be required to comply with the requirements of those statutes and the regulations relating to those statutes.

Competition

We are currently a mineral exploration company; however, we have decided to abandon our exploration program for our only mineral claim. If we decide to pursue the acquisition of new mineral properties, we will need to compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we maybe compete will have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

We may also explore other business opportunities unrelated to mineral exploration and may come into competition with other companies with greater financial and other resources when pursuing opportunities of interest to us.

Significant Employees

We have no significant employees other than our sole executive officer and director.

Research and Development

We incurred no research and development expenditures to date.

Intellectual Property

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A.	RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

We Do Not Have Any Business Operations Or Any Significant Assets. We Have Not Identified Any Alternative Business Opportunities. Our Plan Of Operation For The Next Twelve Months Will Consist Solely Of Seeking Suitable Business Opportunities.

Based on the recommendations of our consulting geologist, we have abandoned our exploration program for the Columbia VI Claim. We are currently seeking and evaluating alternative business opportunities. We have not yet identified any suitable business opportunities and there is no assurance that we will be able to do so in the future. Even if we are able to identify suitable business opportunities, there are no assurances that we will be able to acquire an interest in those opportunities or that we will have the resources to pursue such opportunities. As such, an investment in our shares at this time would be highly speculative and investors could lose all of their investment.

We May Not Be Able To Obtain Additional Financing.

As at February 29, 2008, we had cash on hand of $20,326 and a working capital surplus of $15,456.

Currently, we do not have a specific business plan, nor have we identified any suitable alternative business opportunities. As such, our ability to obtain additional financing may be substantially limited. If sufficient financing is not available or obtainable as and when needed, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment. We currently do not have any financing arrangements in place and there are no assurances that we will be able to acquire financing on acceptable terms or at all.

Because our sole executive officer and director, Robert L. Thast, owns 83.3% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Thast are inconsistent with the interests of other stockholders.

Robert L. Thast, our President, controls 83.3% of issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Thast is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Mr. Thast is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Thast exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, due to his stock ownership position, Mr. Thast will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Thast to their detriment, and (iii) control over transactions between him and Nova Mining.

We may conduct further offerings in the future in which case investors’ shareholdings will be diluted.

We may conduct equity offerings in the future to finance any future business projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be diluted. The result of this could reduce the value of their stock.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The shares of our common stock constitute “penny stocks” under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities.

Legal remedies, which may be available to an investor in "penny stocks,” are as follows:

(a)

if "penny stock" is sold to an investor in violation of his or her rights listed above, or other federal or states securities laws, the investor may be able to cancel his or her purchase and get his or her money back.

(b)	if the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.

(c)	if the investor has signed an arbitration agreement, however, he or she may have to pursue his or her claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock.

ITEM 2.	PROPERTIES.

We maintain our corporate office at 1040 Georgia Street, Suite 1160, Vancouver, British Columbia, Canada. Our office space is currently provided to us free of charge by our sole executive officer and director. We recognize donated rent of $250 per month for the office space.

We currently do not own any physical property or real property. Based on the recommendations of our consulting geologist, we have decided to abandon our exploration project on the Columbia VI Claim and we intend to let the Columbia VI Claim lapse. However, we have provided a description of the Columbia VI Claim as we will continue to hold title to the Columbia VI Claim until November, 2008.

COLUMBIA VI CLAIM

Title to the Columbia VI Claim

Under British Columbia law, title to mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly-owned subsidiary corporation or extra provincially register in British Columbia. To delay the costs in incorporating a British Columbia subsidiary or extra provincially registering in British Columbia, Mr. Thast agreed to hold title to our mineral property for our benefit. In February 2006, Mr. Thast executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Thast transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us.

Description of the Columbia VI Claim

The Columbia VI Claim is comprised of a 14 unit claim block with an area of approximately 296.68 hectares, located in southwestern Vancouver Island, British Columbia, 19 miles south of Port Alberni.

The Columbia VI Claim is recorded with the Ministry of Mines as follows:

Tenure Number	Name of Mineral Claim	Area in Hectares	Date of Expiration
521833	Columbia VI	296.68	November 2, 2008

In order to maintain the Columbia VI Claim in good standing, we must complete minimum exploration work on the mineral claim and file confirmation of the completion of the work with the Ministry of Mines. In lieu of completing this work, we may pay a fee equal to the minimum exploration work that must be performed with the Ministry of Mines. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claim for one additional year. Our mineral claim is currently in good standing until November 2, 2008. Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program of the Columbia VI Claim. As such, we intend to allow the Columbia VI Claim to lapse on November 2, 2008.

Location and Access

The property is located within the south-western area of Vancouver Island, British Columbia, Canada, approximately 19 miles south of Port Alberni, British Columbia. The logging camp of Nitinat lies approximately 3 miles southeast of the property. The property is located within the Victoria Mining Division, and is centered at approximately 49o00’N latitude and 124o34’W longitude on National Topographical Survey map sheets 092F/02E & 092C/15E or alternatively on BC TRIM maps 092F008 & 92C098. The property is best accessed from the south via Cowichan Lake. From Cowichan Lake, the paved Nitinat Main logging road and subsequently the branch logging road “BR20” provide access to the northeastern part of the property. A network of overgrown logging roads exist on the property which will provide, at the very least, foot access and trails to most parts of the property.

History

There is evidence of limited prospecting and stream sampling in the early 1980s. In 1986 there is evidence that claims were staked on a portion of the property. There is no evidence that the property was developed or that production occurred.

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

Property Geology

Previous geological mapping within the area indicated that the property is underlain by four geological units. The Permian age Sicker Group, which hosts both of the known mineralized zones, underlies approximately 80% of the property.

The general trend of all geological units in the area is northwest/southeast. Two fault zones appear within the property area, one following Rift Creek Valley. Our consulting geologist reported that this has previously been interpreted as a regional thrust, with a wide area of fracturing, brecciation and shearing that provides favorable ground preparation for mineralized fluids.

MAP 1

MAP 2

Rift Creek
EMJlgd
True North
PnPBM
UTrVK
UDSin
EMJlgd
UDSin
48°00'
Nitinat River
EMJlgd
UTrVK
Nitinat River
IJBca
UDSin
IJBca
124°54'

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

PnPBM Mississippian to Lower Permian - Buttle Lake Group Mount Mark Formation - Limestone

Project Boundary

Competitor Claims

Contour Interval = 100m

Main Logging Roads

Secondary Roads

Rivers & Creeks

Mineral Showings

0m 1000m 4000m

NOVA MINING CORPORATION

COLUMBIA VI PROJECT

REGIONAL GEOLOGY MAP

FIGURE 3

Supplies

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that may be needed to conduct exploration.

Current Exploration Program

During our fiscal year 2008, we completed Phase IA of our exploration program on the Columbia VI Claim, which included the placement of a control grid and the collection and analysis of soil and rock samples from the property. In our consulting geologist’s report on Phase IA, he recommended that we not proceed with any further exploration work on the Columbia VI Claim as the results of the soil and rock samples indicated minimal mineralization on the property. Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program on the Columbia VI Claim and are currently evaluating alternative business opportunities.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any legal proceedings and, to our knowledge, no such proceedings are pending, threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ended February 29, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Currently, there is no established public trading market for our securities. We can provide no assurance that a public market for our securities will ever materialize.

PENNY STOCK RULES

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and in such form as the SEC shall require by rule or regulation. The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must: (a) make a special written determination that the penny stock is a suitable investment for the purchaser and (b) receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock and therefore stockholders may have difficulty selling those securities.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of June 4, 2008, there were 44 registered holders of record of our common stock. Some stockholders may hold their shares on deposit with brokers or investment bankers in the name of stock depositories.

DIVIDENDS

We have neither declared nor paid any cash dividends on our capital stock since our inception and do not contemplate paying cash dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Our board of directors will determine future dividend declarations and payments, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

There are no restrictions in our articles of incorporation or in our bylaws which prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of a dividend:

(a)	We would not be able to pay our debts as they become due in the usual course of business; or

(b)

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving distributions.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

PLAN OF OPERATION

Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program on the Columbia VI Project and are currently evaluating alternative business opportunities. As a result, we are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at February 29, 2008, we had cash on hand of $20,326 and a working capital surplus of $15,456. As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended February 29, 2008 that there currently exists substantial doubt about our ability to continue as a going concern

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended		Percentage
	February 29, 2008	February 28, 2007	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(56,841)	(27,738)	104.9%
Net Income (Loss)	$(56,841)	$(27,738)	104.9%

Revenues

We did not earn any revenues during the fiscal year ended February 29, 2008 and we do not anticipate earning revenues in the near future. We are a development stage company and presently have only nominal operations.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended		Percentage
	February 29, 2008	February 28, 2007	Increase / (Decrease)
General and Administrative	$47,479	$27,165	74.8%

Impairment of Mining Property Costs	5,000	573	772.6%
Mining Expenses	4,362	-	n/a
Total Expenses	$56,841	$27,738	104.9%

The increase in general and administrative expenses during the year end February 29, 2008 is primarily a result of an increase in professional fees. Professional fees include legal and accounting fees incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

Mining expenses consisted of payments made in connection with Phase IA of our exploration program of the Columbia VI Claim.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At February 29, 2008	At February 28, 2007	Increase / (Decrease)
Current Assets	$25,326	$63,730	(60.3)%
Current Liabilities	(9,870)	(433)	2,179.4%
Working Capital	$15,456	$63,297	(75.6)%

Cash Flows
	Year Ended
	February 29, 2008	February 28, 2007
Net Cash Used in Operating Activities	$(38,404)	$(28,820)
Net Cash from Investing Activities	-	-
Net Cash Provided By Financing Activities	-	87,550
Net Increase (Decrease) in Cash During Period	$(38,404)	$58,730

Our working capital surplus decreased during the year ended February 29, 2008 because of the fact that we had no sources of revenue and no sources of financing during the year.

Subsequent to our year ended February 29, 2008, we received two loans totaling $100,000 (CAD) from our sole executive officer and director, Mr. Robert Thast. These loans are due on demand, unsecured and non-interest bearing.

We also entered into a loan agreement (the “Loan Agreement”) dated April 29, 2008 with Salish Park Holdings Ltd. (“Salish”) whereby we lent $50,000 (CAD) to Salish. Under the terms of the Loan Agreement, Salish has agreed to pay interest to us at a rate of 10% per annum, and to repay the loan on or before April 28, 2009.

Financing Requirements

From inception to February 29, 2008, we have suffered cumulative losses in the amount of $104,094. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operation.

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

Mineral Property Costs

We have been in the exploration stage since our inception on December 29, 2005 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. When it has been determined that mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm (Malone & Bailey, P.C.);
2.	Balance Sheets as at February 29, 2008 and February 28, 2007;
3.	Statements of Expenses for the years ended February 29, 2008, February 28, 2007, and for the period from inception on December 29, 2005 to February 29, 2008;
4.	Statements of Cash Flows for the years ended February 29, 2008, February 28, 2007, and for the period from inception on December 29, 2005 to February 29, 2008;
5.	Statement of Stockholders’ Equity for the period from inception on December 29, 2005 to February 29, 2008; and
6.	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nova Mining Corporation
(An Exploration Stage Company)
Vancouver BC Canada

We have audited the accompanying balance sheets of Nova Mining Corporation as of February 29, 2008 and February 28, 2007, and the related statements of expenses, cash flows and changes in stockholders’ equity for the years then ended and the period from December 29, 2005 (inception) through February 29, 2008. These financial statements are the responsibility of Nova’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova, as of February 29, 2008 and February 28, 2007, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

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

MALONE & BAILEY, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

June 10, 2008

Nova Mining Corporation
(An Exploration Stage Company)
Balance Sheets

	February 29,	February 28,
	2008	2007
ASSETS
Current Assets
Cash	$20,326	$58,730
Prepaid expenses	5,000	5,000
Total Assets	$25,326	$63,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$945	$433
Accrued liabilities	8,925	-
Total Liabilities	9,870	$433

Stockholders’ Equity
Common Stock, 100,000,000 shares authorized, $0.00001 par value
6,000,000 shares issued and outstanding	60	60
Additional Paid-in Capital	119,490	110,490
Deficit accumulated during the exploration stage	(104,094)	(47,253)
Total Stockholders’ Equity	15,456	63,297
Total Liabilities and Stockholders’ Equity	$25,326	$63,730

See the accompanying summary of accounting policies and notes to the financial statements.
F–2

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Expenses

			Accumulated from
	Year	Year	December 29, 2005
	Ended	Ended	(Date of Inception) to
	February 29,	February 28,	February 29,
	2008	2007	2008

Expenses

General and administrative	$47,479	$27,165	$91,659
Impairment of Mining property costs	5,000	573	8,073
Mining Expenses	4,362		4,362

Net Loss	$(56,841)	$(27,738)	$(104,094)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)	n/a

Weighted Average Shares Outstanding – Basic
and Diluted	6,000,000	5,263,014	n/a

See the accompanying summary of accounting policies and notes to the financial statements.
F–3

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Cash Flows

			Accumulated from
			December 29, 2005
	Year Ended	Year Ended	(Date of Inception)
	February 29,	February 28,	to February 29,
	2008	2007	2008

Cash Flows From Operating Activities
Net loss	$(56,841)	$(27,738)	$(104,094)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock issued for general and administrative
expenses	-	-	50
Donated consulting services and expenses	9,000	9,000	19,500
Changes in operating assets and liabilities
Increase in prepaid expenses	-	(5,000)	(5,000)
Increase (decrease) in accounts payable	512	(5,082)	945
Increase in accrued liabilities	8,925		8,925

Net Cash Used in Operating Activities	(38,404)	(28,820)	(79,674)
Cash Flows From Financing Activities
Decrease in due to related parties	-	(12,450)	-
Proceeds from sale of common stock	-	100,000	100,000
Net Cash Provided by Financing Activities	-	87,550	100,000
Net change in Cash	(38,404)	58,730	20,326
Cash – Beginning of Period	58,730	-	-
Cash – End of Period	$20,326	$58,730	$20,326
Supplemental Disclosures:
Interest paid	$-	$–	$–
Income taxes paid	-	–	–

See the accompanying summary of accounting policies and notes to the financial statements.
F–4

Nova Mining Corporation
(An Exploration Stage Company)
Statement of Stockholders’ Equity
Period from December 29, 2005 (Date of Inception) to February 29, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Founders shares issued for cash	5,000,000	$50	$–	$–	$50
Donated services and expenses	–	–	1,500	–	1,500
Net loss for the period	–	–	–	(19,515)	(19,515)
Balance – February 28, 2006	5,000,000	50	1,500	(19,515)	(17,965)
Issuance of common stock for cash
at $0.10 per share	1,000,000	10	99,990	–	100,000
Donated services and expenses	–	–	9,000	–	9,000
Net loss for the year	–	–	–	(27,738)	(27,738)
Balance – February 28, 2007	6,000,000	60	110,490	(47,253)	63,297
Donated services and expenses	–	–	9,000	–	9,000
Net loss for the year	–	–	–	(56,841)	(56,841)
Balance – February 29, 2008	6,000,000	$60	$119,490	$(104,094)	$15,456

See the accompanying summary of accounting policies and notes to the financial statements.
F–5

Nova Mining Corporation
(An Exploration State Company)
Notes to the Financial Statements
February 29, 2008

1.	Nature of Operations and Summary of Significant Accounting Policies

The Company was incorporated in the State of Nevada on December 29, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources.

a)	Use of Estimates

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

b)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Basic and diluted EPS are the same in fiscal 2008 and 2007 due to no common stock equivalents.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. Cash consists of cash on deposit with a high quality major financial institution and to date, has not experienced any losses on any of its balances.

d)	Mineral Property Costs

The Company has been in the exploration stage since its inception on December 29, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

e)	Financial Instruments

Financial instruments, which include cash, accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

f)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At February 29, 2008, the Company has accumulated losses since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Mineral Properties

On February 1, 2006 the Company obtained the right to explore a mineral property located in British Columbia, Canada, in consideration for $2,500. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. The cost of the mineral property was initially capitalized. . At November 2, 2006, interest in the mineral claim expired. A six-month claim extension was purchased, in consideration for $573. For the year ended February 29, 2008, the Company recognized an impairment loss of $5,000 as it determined there are no proven or probable reserves on the property.

4.	Related Party Balances/Transactions

a)

During the years ended February 29, 2008 and 2007 the Company recognized a total of $6,000 and $6,000, respectively for donated services at $500 per month and $3,000 and $3,000, respectively for donated rent at $250 per month provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

	b)	On February 1, 2006, the Company entered into a trust agreement with the President of the Company. Refer to Note 3.

5.	Common Stock

	(a)	On December 31, 2005, the Company issued 5,000,000 shares of common stock to the President of the Company at $0.00001 per share for cash proceeds of $50.

	(b)	On November 24, 2006, the Company issued 1,000,000 shares of common stock at $0.10 per share for cash proceeds of $100,000.

6.	Income Taxes

Nova uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has net operating losses of $95,505 which commence expiring in 2026. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at February 29, 2008 and 2007and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	February 29,	February 28,
	2008	2007
Net Operating Loss	$104,094	$47,253
Carryforwards
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	36,433	16,539
Valuation Allowance	(36,433)	(16,539)
Net Deferred Tax Asset	$–	$–

7.	Subsequent Events

On April 7, 2008 and April 30, 2008, Nova Mining Corporation borrowed $50,000 (CAD) at each date from the majority shareholder. The loans are due on demand, unsecured and bear no interest.

On April 29, 2008, Nova Mining Corporation loaned Salish Park Holdings Ltd. $50,000 (CAD). Under the terms of the Loan Agreement, Salish has agreed to pay interest to the Company at a rate of 10% per annum, and to repay the loan on or before April 28, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 12, 2007, Amisano Hanson, Chartered Accountants (“Amisano”), informed us that it was resigning as our independent registered public accounting firm effective as of that date. On February 22, 2007, our board of directors accepted the resignation of Amisano.

Amisano’s report on the financial statements as of and for the period from the date of inception on December 29, 2005 to February 28, 2006 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles save and except for a “going concern opinion” provided with the overall audit opinion.

During the year ended February 28, 2006, through the date of resignation and through the date of our acceptance of Amisano’s resignation, there were no disagreements with Amisano on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Amisano would have caused Amisano to make reference to the subject matter of the disagreement in its reports on our financial statements for such periods.

On March 8, 2007, we delivered a copy of our report on Form 8-K regarding their resignation to Amisano. We requested a letter addressed to the SEC stating whether or not it agreed with the foregoing. Amisano issued a response. The response stated that it agreed with the foregoing disclosure. A copy of Amisano’s response is attached to our Form 8-K/A-1 filed with the SEC on March 9, 2007 as Exhibit 16.1.

On February 22, 2007, we engaged Malone & Bailey, P.C., an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors. We have not consulted with Malone & Bailey, P.C. on any accounting issues prior to engaging them as our new auditors.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer does not possess accounting expertise and we do not have a separately designated audit committee. This weakness is due to our lack of excess working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director as of the date hereof.

Name	Age	Positions
Robert L. Thast	55	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Robert L. Thast is our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer our sole director. Mr. Thast has been our Secretary and Director since December 29, 2005. Also, Mr. Thast currently serves as a Director of Cap-Link Ventures Ltd. (TSXV – CAV.V), a capital pool company.

Mr. Thast’s primary business is Thast Projects Inc., a company he founded in 1991 that provides financing, business development and corporate communications services to public and private companies. In addition to playing key management roles and providing consulting support in the areas of his expertise, Mr. Thast has raised over $50M in equity financings for companies represented. Recent projects include: (i) a consulting and public relations contract with Pinnacle Mines Ltd. which began in 2004 and is ongoing; and (ii) a consulting agreement with Oklahoma-based Floran Technologies Inc., a company that Mr. Thast acted as President and director from 2001 to 2004.

TERMS OF OFFICE

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our sole executive officer and director.

AUDIT COMMITTEE AND CHARTER

Our entire board of directors currently serves as our audit committee.

Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended February 28, 2007 filed with the SEC on May 29, 2007.

Audit Committee Financial Expert

Our sole director acts as our audit committee. Mr. Thast does not meet the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our board of directors at this time is prohibitive.

DISCLOSURE COMMITTEE AND CHARTER

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended February 28, 2007 filed with the SEC on May 29, 2007.

CODE OF ETHICS

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended February 28, 2007 filed with the SEC on May 29, 2007.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by us, no other reports were required for those persons. We believe that, during the year ended February 29, 2008, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

We did not pay any compensation to Robert Thast, our sole executive officer and director, during the fiscal years ended February 29, 2008 and February 28, 2007. Mr. Thast donates his management services to us free of charge. The management services donated by Mr. Thast are valued at $500 per month.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at February 29, 2008, we did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

We do not have an employment contract with our sole executive officer and director. We also do not have any termination of employment or change-in-control arrangements with our sole executive officer and sole director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 4, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Robert L. Thast, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director	5,000,000 (direct)	83.3%
5% SHAREHOLDERS
Common Stock	Robert L. Thast, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director 1189 Howe Street, Suite 1504 Vancouver, BC, Canada V6Z 2X4	5,000,000 (direct)	83.3%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 4, 2008. As of June 4, 2008, there were 6,000,000 shares of our common stock issued and outstanding.

CHANGES IN CONTROL

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(a)	any director or officer;
(b)	any person proposed to be a nominee for election as a director;
(c)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or
(d)	any immediate family member, including any spouse, child, parent, step-child, step-parent, sibling or in-law, of any of the foregoing.

In June 2005, we issued a total of 5,000,000 shares of restricted common stock to Robert L. Thast, our sole officer and sole director, at a price of $0.00001 per share. The shares were issued pursuant to section 4(2) of the Securities Act and are restricted securities under the Securities Act.

On April 7, 2008 and April 20, 2008, we received two loans of $50,000 (CAD) each from our sole executive officer and director, Mr. Robert Thast. The loans are due on demand, unsecured and non-interest bearing.

DIRECTOR INDEPENDENCE

There is presently no public market for our common stock. As a result, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Thast acts as our sole director and as our sole executive officer. As such, we do not have any independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended February 29, 2008 and February 28, 2007 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

		Year Ended February 29, 2008		Year Ended February 28, 2007

Audit Fees		$14,000		$5,290
Audit-Related Fees	$	NIL		$366
Tax Fees	$	NIL	$	NIL
All Other Fees	$	NIL	$	NIL

Total		$14,000		$5,656

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(1)	Our financial statements are included in Part II, Item 8.

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the notes to our financial statements.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Trust Agreement dated August 7, 2006 executed by Robert L. Thast.(1)
10.2	Loan Agreement dated April 29, 2008 between Nova Mining Corporation and Salish Park Holdings Ltd.(3)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(2)
99.2	Disclosure Committee Charter.(2)

(1)	Previously filed as an Exhibit to our Form SB-2 Registration Statement filed with the SEC on August 16, 2006.
(2)	Previously filed as an Exhibit to our Annual Report on Form 10-KSB on May 29, 2007.
(3)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on April 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA MINING CORPORATION

By:	/s/ Robert L. Thast
ROBERT L. THAST
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer
(Principal Executive Officer and Principal Accounting Officer)

Date:	June 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert L. Thast
ROBERT L. THAST
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer
Director
(Principal Executive Officer and Principal Accounting Officer)

Date:	June 13, 2008