Form 10-Q
period 2008-05-31
Nova Mining CORP
filed 2008-07-21
CIK 1372184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-50930

NOVA MINING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	None
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1189 Howe Street, Suite 1504
Vancouver, British Columbia, Canada	V6Z 2X4
(Address of principal executive offices)	(Zip code)

(604) 542-9458
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 17, 2008, the Issuer had 6,000,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Nova Mining Corporation
(An Exploration Stage Company)
May 31, 2008

Nova Mining Corporation
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	May 31,	February 29,
	2008	2008

ASSETS
Current Assets
Cash	$19,852	$20,326
Prepaid expenses	5,000	5,000
Loan receivable	50,000	-
Total Assets	$74,852	$25,326

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$946	$945
Accrued liabilities	8,925	8,925
Loan from related party	100,000	-
Total Liabilities	109,871	9,870

Stockholders’ (Deficit) Equity
Common Stock, 100,000,000 shares authorized, $0.00001 par value
6,000,000 shares issued and outstanding	60	60
Additional Paid-in Capital	121,740	119,490
Deficit Accumulated During the Exploration Stage	(156,819)	(104,094)
Total Stockholders’ (Deficit) Equity	(35,019)	15,456
Total Liabilities and Stockholders’ (Deficit) Equity	$74,852	$25,326

See notes to the financial statements.

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Expenses
(Unaudited)

			Accumulated from
	Three Months	Three Months	December 29, 2005
	Ended	Ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2008	2007	2008

Expenses

General and administrative	$44,345	$8,283	$136,004
Mining property costs	-	-	8,073
Mining exploration expense	8,380	-	12,742

Total Expenses	52,725	8,283	156,819

Net Loss	$(52,725)	$(8,283)	$(156,819)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)	n/a

Weighted Average Shares Outstanding	6,000,000	6,000,000	n/a

See notes to the financial statements.

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated from
	Three Months	Three Months	December 29, 2005
	Ended	Ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2008	2007	2008

Operating Activities
Net loss	$(52,725)	$(8,283)	$(156,819)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock issued for general and administrative
expenses	-	-	50
Donated consulting services and expenses	2,250	2,250	21,750
Changes in operating assets and liabilities
Increase in prepaid expenses	-	-	(5,000)
Increase in accounts payable	1	1,689	946
Increase in accrued liabilities	-	1,200	8,925
Net Cash Used in Operating Activities
	(50,474)	(3,144)	(130,148)
Investing Activities
Loan receivable	(50,000)	---	(50, 000)

Financing Activities
Proceeds from the issuance of common stock	-	-	100,000
Loan from related parties	100,000	-	100,000

Net Cash Provided by Financing Activities	100,000	-	200,000
Increase (Decrease) in Cash	(474)	(3,144)	19,852
Cash – Beginning of Period	20,326	58,730	-
Cash – End of Period	$19,852	$55,586	$19,852
Supplemental Disclosures:
Interest paid	$–	$–	$–
Income taxes paid	–	–	–

See notes to the financial statements.

Nova Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)
May 31, 2008

1.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The accompanying unaudited interim financial statements of Nova have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Nova’s audited 2008 annual financial statements and notes thereto contained in Nova’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Nova’s fiscal 2008 financial statements have been omitted.

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

These financial statements have been prepared on a going concern basis, which implies Nova will continue to realize its assets and discharge its liabilities in the normal course of business. Nova has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Nova as a going concern is dependent upon the continued financial support from its shareholders, the ability of Nova to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of May 31, 2008, Nova has accumulated losses since inception. These factors raise substantial doubt regarding Nova’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Nova be unable to continue as a going concern.

3.	Related Party Transactions

During the quarter ended May 31, 2008 the Company recognized a total of $1,500 for donated services at $500 per month and $750 for donated rent at $250 per month provided by the President and Director of Nova.

On April 7, 2008 and April 30, 2008, Nova Mining Corporation borrowed $50,000 (CAD) at each date from the majority shareholder. The loans are due on demand, unsecured and bear no interest.

4.	Loan Receivable

On April 29, 2008, Nova Mining Corporation loaned Salish Park Holdings Ltd. $50,000 (CAD). Under the terms of the Loan Agreement, Salish has agreed to pay interest to the Company at a rate of 10% per annum, and to repay the loan on or before April 28, 2009. Nova is considering acquiring Salish and the loan to Salish will be considered as part of the purchase price if the acquisition occurs.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II – Item 1A. Risk Factors" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Form 10-Q and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Nova,” and the “Company” mean Nova Mining Corporation unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

INTRODUCTION

We were incorporated on December 29, 2005 under the laws of the State of Nevada.

Until recently, we were engaged in the exploration of our mineral property, called the “Columbia VI Claim”, located in the Province of British Columbia, Canada. During our February 29, 2008 fiscal year, we completed Phase IA of our exploration program on the Columbia VI Claim, which included the placement of a control grid and the collection and analysis of soil and rock samples from the property. In our consulting geologist's report on Phase IA, he recommended that we not proceed with any further exploration work on the Columbia VI Claim as the results of the soil and rock samples indicated minimal mineralization on the property. Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program on the Columbia VI Claim and are currently evaluating alternative business opportunities.

PLAN OF OPERATION

Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program on the Columbia VI Project and are currently evaluating alternative business opportunities. As a result, we are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at May 31, 2008, we had cash on hand of $19,852 and a working capital deficit of $35,019. As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended February 29, 2008 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended		Percentage
			Increase /
	May 31, 2008	May 31, 2007	(Decrease)
Revenue	$-	$-	n/a
Expenses	(52,725)	(8,283)	536.5%
Net Loss	$(52,725)	$(8,283)	536.5%

Revenues

We did not earn any revenues during the three months ended May 31, 2008 and we do not anticipate earning revenues in the near future. We are an exploration stage company and presently have only nominal operations.

Expenses

The major components of our expenses for the three months ended May 31, 2008 and 2007 are outlined in the table below:

	Three Months Ended		Percentage
			Increase /
	May 31, 2008	May 31, 2007	(Decrease)
General and Administrative	$44,345	$8,283	435.4%
Mining Property Costs	-	-	n/a
Mining Exploration Expense	8,380	-	100%
Total Expenses	$52,725	$8,283	536.5%

Additional general and administrative expenses for the three months ended May 31, 2008 included the following amounts:

(a)	$10,500 in consulting fees paid to a company owned by Robert Thast, our sole executive officer and director;

(b)	$10,000 spent on business development activities; and

(c)

$18,147 spent on legal and accounting fees incurred primarily in connection with the evaluation of potential business opportunities and in connection with meeting our ongoing reporting obligations under the Exchange Act.

Mining exploration expenses for May 31, 2008 consisted of amounts spent on the evaluation of a mineral property located in the United States.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At May 31,	At February 29,	Increase /
	2008	2008	(Decrease)
Current Assets	$74,852	$25,326	195.6%
Current Liabilities	(109,871)	(9,870)	1,013.2%
Working Capital Surplus (Deficit)	$(35,019)	$15,456	(326.6)%

Cash Flows
	Three Months Ended
	May 31, 2008	May 31, 2007
Net Cash Used in Operating Activities	$(50,474)	$(3,144)
Net Cash From Investing Activities	(50,000)	-
Net Cash Provided By Financing Activities	100,000	-
Net Increase (Decrease) in Cash During Period	$(474)	$(3,144)

Our working capital surplus decreased during the three months ended May 31, 2008 because we had no sources of revenue and our sole source of financing was in the form of short term loans from our sole executive officer.

During the three months ended May 31, 2008, we received two loans totaling $100,000 (CAD) from our sole executive officer and director, Mr. Robert Thast. These loans are due on demand, unsecured and non-interest bearing.

We also entered into a loan agreement (the “Loan Agreement”) dated April 29, 2008 with Salish Park Holdings Ltd. (“Salish”) whereby we lent $50,000 (CAD) to Salish. Under the terms of the Loan Agreement, Salish has agreed to pay interest to us at a rate of 10% per annum, and to repay the loan on or before April 28, 2009.

Financing Requirements

From inception to May 31, 2008, we have suffered cumulative losses in the amount of $156,819. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified in our Management’s Report on Internal Control Over Financial Reporting included with our Annual Report on Form 10-K for the fiscal year ended February 29, 2008, which we view as an integral part of our disclosure controls and procedures.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

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

As at May 31, 2008, we had cash on hand of $19,852 and a working capital deficit of $35,019.

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

Robert L. Thast, our President, controls 83.3% of issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Thast is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Mr. Thast is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Thast exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, due to his stock ownership position, Mr. Thast will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our

Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Thast to their detriment, and (iii) control over transactions between him and Nova.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Trust Agreement dated August 7, 2006 executed by Robert L. Thast.(1)
10.2	Loan Agreement dated April 29, 2008 between Nova Mining Corporation and Salish Park Holdings Ltd.(3)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(2)
99.2	Disclosure Committee Charter.(2)

(1)	Previously filed as an Exhibit to our Form SB-2 Registration Statement filed with the SEC on August 16, 2006.
(2)	Previously filed as an Exhibit to our Annual Report on Form 10-KSB on May 29, 2007.
(3)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on April 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVA MINING CORPORATION

Date:	July 21, 2008	By:	/s/ Robert L. Thast
ROBERT L. THAST
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)