Form 10-Q
period 2008-08-31
Nova Mining CORP
filed 2008-10-15
CIK 1372184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

COMMISSION FILE NUMBER 000-50930

NOVA MINING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	None
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

322 Brightwater Crescent
Saskatoon, Saskatchewan, Canada	S7J 5H9
(Address of principal executive offices)	(Zip code)

(306) 373-9092
(Registrant's telephone number, including area code)

1189 Howe Street, Suite 1504
Vancouver, British Columbia, Canada V6Z 2X4
Former Tel: (604) 542-9458
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 8, 2008, the Issuer had 6,000,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Nova Mining Corporation
(An Exploration Stage Company)
(Unaudited)

August 31, 2008

Nova Mining Corporation
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	August 31,	February 29,
	2008	2008

ASSETS
Current Assets
Cash	$11,178	$20,326
Prepaid expenses	5,000	5,000
Loan receivable	50,000	-
Total Assets	$66,178	$25,326

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$946	$945
Accrued liabilities	8,925	8,925
Loan from related party	100,000	-
Total Liabilities	109,871	9,870

Stockholders’ Equity (Deficit)
Common Stock, 100,000,000 shares authorized, $0.00001 par value
6,000,000 shares issued and outstanding	60	60
Additional Paid-in Capital	123,990	119,490
Deficit Accumulated During the Exploration Stage	(167,743)	(104,094)
Total Stockholders’ Equity (Deficit)	(43,693)	15,456
Total Liabilities and Stockholders’ Equity (Deficit)	$66,178	$25,326

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Expenses
(Unaudited)

					Accumulated from
	Three Months	Three Months	Six Months	Six Months	December 29, 2005
	Ended	Ended	Ended	Ended	(Date of Inception)
	August 31,	August 31,	August 31,	August 31,	to August 31,
	2008	2007	2008	2007	2008

Expenses

General and administrative	$10,924	$3,285	$55,269	$11,569	$146,928
Mining property costs	-	-	-	-	8,073
Mining exploration expense	-	-	8,380	-	12,742

Total Expenses	10,924	3,285	63,649	11,569	167,743

Net Loss
	$(10,924)	$(3,285)	$(63,649)	$(11,569)	$(167,743)

Net Loss Per Share – Basic and	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Diluted					n/a

Weighted Average Shares	6,000,000	6,000,000	6,000,000	6,000,000
Outstanding					n/a

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated from
	Six Months	Six Months	December 29, 2005
	Ended	Ended	(Date of Inception)
	August 31,	August 31,	to August 31,
	2008	2007	2008

Operating Activities
Net loss	$(63,649)	$(11,569)	$(167,743)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock issued for general and administrative
expenses	-	-	50
Donated consulting services and expenses	4,500	4,500	24,000
Changes in operating assets and liabilities
Increase in prepaid expenses	-	-	(5,000)
Increase (decrease) in accounts payable	1	669	946
Increase in accrued liabilities	-	1,200	8,925

Net Cash Used in Operating Activities	(59,148)	(5,200)	(138,822)

Investing Activities
Loan receivable	(50,000)	-	(50,000)

Net Cash Used in Investing Activities	(50,000)	-	(50,000)

Financing Activities
Proceeds from the issuance of common stock	-	-	100,000
Proceeds from due to related parties	100,000	-	100,000

Net Cash Provided by Financing Activities	100,000	-	200,000
Increase (Decrease) in Cash	(9,148)	(5,200)	11,178
Cash – Beginning of Period	20,326	58,730	-
Cash – End of Period	$11,178	$53,530	$11,178
Supplemental Disclosures:
Interest paid	$–	$–	$–
Income taxes paid	–	–	–

Nova Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2008

1.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The accompanying unaudited interim financial statements of Nova have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Nova’s audited 2008 annual financial statements and notes thereto contained in Nova’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Nova’s fiscal 2008 financial statements have been omitted.

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

These financial statements have been prepared on a going concern basis, which implies Nova will continue to realize its assets and discharge its liabilities in the normal course of business. Nova has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Nova as a going concern is dependent upon the continued financial support from its shareholders, the ability of Nova to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of August 31, 2008, Nova has accumulated losses since inception. These factors raise substantial doubt regarding Nova’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Nova be unable to continue as a going concern.

3.	Related Party Transactions

a)

During the quarter ended August 31, 2008 the Company recognized a total of $1,500 for donated services at $500 per month and $750 for donated rent at $250 per month provided by the President and Director of Nova.

	b)	On April 7, 2008 and April 30, 2008, Nova Mining Corporation borrowed $50,000 (CAD) at each date from the majority shareholder. The loans are due on demand, unsecured and bear no interest.

4.	Loan Receivable

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II – Item 1A. Risk Factors" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, Quarterly Reports and our Current Reports, we file from time to time with the Securities and Exchange Commission (the “SEC”).

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Nova,” and the “Company” mean Nova Mining Corporation unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

INTRODUCTION

We were incorporated on December 29, 2005 under the laws of the State of Nevada.

Until recently, we were engaged in the exploration of our mineral property, called the “Columbia VI Claim,” located in the Province of British Columbia, Canada. During our February 29, 2008 fiscal year, we completed Phase IA of our exploration program on the Columbia VI Claim, which included the placement of a control grid and the collection and analysis of soil and rock samples from the property. In our consulting geologist’s report on Phase IA, he recommended that we not proceed with any further exploration work on the Columbia VI Claim as the results of the soil and rock samples indicated minimal mineralization on the property. Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program on the Columbia VI Claim and are currently evaluating alternative business opportunities.

Recent Corporate Developments

Effective September 12, 2008, Robert L. Thast resigned as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and from our Board of Directors. There were no disagreements between Mr. Thast and us regarding any matter relating to our operations, policies or practices.

Mr. Terry N. Williams, 59, was appointed to our Board of Directors and as our Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer in place of Mr. Thast. For the past 20 years, Mr. Williams has owned and operated a variety of businesses. From 1984 to 1986, Mr. Williams managed 2 nursing homes, and was responsible for overseeing an operation employing 12 nurses. From 1986 to 1992, Mr. Williams owned and managed a retail appliances business, overseeing an operation involving 5 employees. Since 1984, Mr. Williams has also acted as a rental manager, and currently manages 3 properties located in Saskatoon, Saskatchewan and 4 properties in Quebec. Since 1992, Mr. Williams has also owned and operated a diesel repair business in Saskatoon, overseeing an operation involving 4 employees.

There is currently no compensatory arrangement with Mr. Williams for acting as our officer or director.

PLAN OF OPERATION

Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program on the Columbia VI Project and are currently evaluating alternative business opportunities. As a result, we are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at August 31, 2008, we had cash on hand of $11,178 and a working capital deficit of $43,693. As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

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

RESULTS OF OPERATIONS

Six Months and Three Months Summary

		Three Months Ended			Percentage		Six Months Ended			Percentage
		August 31			Increase /		August 31			Increase /
		2008		2007	(Decrease)		2008		2007	(Decrease)
Revenue	$	Nil	$	Nil	n/a	$	Nil	$	Nil	n/a
Expenses		(10,924)		(3,285)	232.5%		(63,649)		(11,569)	450.2%
Net Loss		(10,924)		$(3,285)	232.5%		(63,649)		$(11,569)	450.2%

Revenues

We did not earn any revenues during the six months ended August 31, 2008 and we do not anticipate earning revenues in the near future. We are an exploration stage company and presently have only nominal operations.

Expenses

The major components of our expenses for the three and six months ended August 31, 2008 and 2007 are outlined in the table below:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	August 31		Increase /	August 31		Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
General and Administrative	$10,924	$3,285	232.5%	$55,269	$11,569	377.7%
Mining Property Costs	-	-	n/a	-	-	n/a
Mining Exploration	-	-	n/a	8,380	-	n/a
Expense
Total Expenses	$10,924	$3,285	232.5%	$63,649	$11,569	450.2%

Additional general and administrative expenses for the three months ended August 31, 2008 as compared to the three months ended August 31, 2007 relate primarily to $5,250 in consulting fees paid to a company owned by our former officer and director, Robert Thast. The consulting fees paid to Mr. Thast’s company were for services provided in developing and investigating potential business opportunities.

General and administrative expenses decreased significantly from the three months ended May 31, 2008. Additional general and administrative expenses for the three months ended May 31, 2008 relate primarily to amounts spent on investigating and developing potential business opportunities, including $12,475 paid to a company owned by our former officer and director, Robert Thast.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At August 31, 2008	At February 29, 2008	Increase / (Decrease)
Current Assets	$66,178	$25,326	161.3%
Current Liabilities	(109,871)	(9,870)	1,013.2%
Working Capital Surplus (Deficit)	$(43,693)	$15,456	(382.7%	)

Cash Flows
	Six Months Ended	Six Months Ended
	August 31, 2008	August 31, 2007
Net Cash Used in Operating Activities	$(59,148)	$(5,200)
Net Cash From Investing Activities	(50,000)	-
Net Cash Provided By Financing Activities	100,000	-
Net Increase (Decrease) in Cash During Period	$(9,148)	$(5,200)

Our working capital surplus decreased during the six months ended August 31, 2008 because we had no sources of revenue and our sole source of financing was in the form of short term loans from our former sole executive officer.

During the three months ended May 31, 2008, we received two loans for an aggregate of $100,000 (CAD) from our former executive officer and former director, Mr. Robert Thast. These loans are due on demand, unsecured and non-interest bearing.

We also entered into a loan agreement (the “Loan Agreement”) dated April 29, 2008 with Salish Park Holdings Ltd. (“Salish”) whereby we lent $50,000 (CAD) to Salish. Under the terms of the Loan Agreement, Salish has agreed to pay interest to us at a rate of 10% per annum, and to repay the loan on or before April 28, 2009.

Financing Requirements

From inception to August 31, 2008, we have suffered cumulative losses in the amount of $167,743. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, we do not have any financing arrangements currently in place and there can be no assurance that we will be able to obtain sufficient financing when needed. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

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

As at August 31, 2008, we had cash on hand of $11,178 and a working capital deficit of $43,693.

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

We may conduct offerings in the future in which case investors’ shareholdings will be diluted.

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

NOVA MINING CORPORATION

Date:	October 14, 2008	By:	/s/ Terry N. Williams
TERRY N. WILLIAMS
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)