Form 10-Q
period 2008-11-30
Nova Mining CORP
filed 2009-01-14
CIK 1372184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-52668

NOVA MINING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	None
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Zivova Street 26, Suite #8
Ternopil, Ukraine	282001
(Address of principal executive offices)	(Zip code)

011-38-0352-520-416
(Registrant's telephone number, including area code)

322 Brightwater Crescent
Saskatoon, Saskatchewan, Canada S7J 5H9
Former Tel: (306) 373-9092
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller	Smaller reporting company [X]
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 12, 2009, the Issuer had 6,000,000 shares of common stock issued and outstanding.

Nova Mining Corporation
(An Exploration Stage Company)

November 30, 2008

Nova Mining Corporation
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	November 30,	February 28,
	2008	2008

ASSETS

Current Assets

Cash	$13,026	$20,326
Prepaid expenses	5,000	5,000
Loan receivable	50,000	-

Total Assets	$68,026	$25,326

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$946	$945
Accrued liabilities	8,925	8,925
Loan from related party	110,000	-

Total Liabilities	119,871	9,870

Stockholders’ Equity (Deficit)

Common Stock, 100,000,000 shares authorized, $0.00001 par value
6,000,000 shares issued and outstanding	60	60

Additional Paid-in Capital	126,240	119,490

Deficit Accumulated During the Exploration Stage	(178,145)	(104,094)

Total Stockholders’ Equity (Deficit)	(51,845)	15,456

Total Liabilities and Stockholders’ Equity (Deficit)	$68,026	$25,326

See notes to unaudited financial statements

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Expenses
(Undaudited)

					Accumulated from
	Three Months	Three Months	Nine Months	Nine Months	December 29, 2005
	Ended	Ended	Ended	Ended	(Date of Inception)
	November 30,	November 30,	November 30,	November 30,	to November 30,
	2008	2007	2008	2007	2008

Expenses

General and administrative	$10,402	$5,505	$65,671	$17,074	$157,330
Mining property costs	-	5,000	-	5,000	8,073
Mining exploration expense	-	-	8,380	-	12,742

Total Expenses	10,402	10,505	74,051	22,074	178,145

Net Loss
	$(10,402)	$(10,505)	$(74,051)	$(22,074)	(178,145)

Net Loss Per Share – Basic and	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Diluted					n/a

Weighted Average Shares	6,000,000	6,000,000	6,000,000	6,000,000
Outstanding					n/a

See notes to unaudited financial statements

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated from
	Nine Months	Nine Months	December 29, 2005
	Ended	Ended	(Date of Inception)
	November 30,	November 30,	to November 30,
	2008	2007	2008
Operating Activities

Net loss	$(74,051)	$(22,074)	$(178,145)

Adjustments to reconcile net loss to net cash
used in operating activities

Stock issued for general and administrative
expenses	-	-	50
Donated consulting services and expenses	6,750	6,750	26,250

Changes in operating assets and liabilities

Increase in prepaid expenses	-	-	(5,000)
Increase in accounts payable	1	74	946
Increase in accrued liabilities	-	1,200	8,925

Net Cash Used in Operating Activities	(67,300)	(14,050)	(146,974)

Investing Activities

Loan receivable	(50,000)	-	(50,000)

Net Cash Used in Investing Activities	(50,000)	-	(50,000)

Financing Activities

Proceeds from the issuance of common stock	-	-	100,000
Proceeds from due to related parties	110,000	-	110,000

Net Cash Provided by Financing Activities	110,000	-	210,000

Increase (Decrease) in Cash	(7,300)	(14,050)	13,026

Cash – Beginning of Period	20,326	58,730	-

Cash – End of Period	$13,026	$44,680	$13,026

Supplemental Disclosures:

Interest paid	$–	$–	$–
Income taxes paid	–	–	–

See notes to unaudited financial statements

Nova Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2008

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

These financial statements have been prepared on a going concern basis, which implies Nova will continue to realize its assets and discharge its liabilities in the normal course of business. Nova has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Nova as a going concern is dependent upon the continued financial support from its shareholders, the ability of Nova to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of November 30, 2008, Nova has accumulated losses since inception. These factors raise substantial doubt regarding Nova’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Nova be unable to continue as a going concern.

3.	Related Party Transactions

a)

During the quarter ended November 30, 2008 the Company recognized a total of $1,500 for donated services at $500 per month and $750 for donated rent at $250 per month provided by the President and Director of Nova.

	b)	On September 19, 2008 and September 25, 2008, Nova Mining Corporation borrowed $5,000 (CAD) at each date from the majority shareholder. The loans are due on demand, unsecured and bear no interest

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

F-5

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

Recent Corporate Developments

Effective December 10, 2008 Mr. Terry N. Williams resigned as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and from our Board of Directors. There were no disagreements between Mr. Williams and us regarding any matter relating to our operations, policies or practices.

Mr. Andriy Volianuk, was appointed to our Board of Directors as our Chief Executive Officer, Chief Financial Officer, President, Treasurer in place of Mr. Williams. Since 2000, Mr. Volianuk has owned and operated Volja History College, a private college in Ternopil, Ukraine that teaches the history of the Ukraine. There is currently no compensatory arrangement with Mr. Volianuk for acting as our officer or director.

Concurrently with the change of our President, we moved our principal executive offices to: Zivova Street 26, Suite #8, Ternopil, Ukraine 282001. Our new telephone number is 011-38-0352-520-416. This location is the office our new President Mr. Volianuk.

PLAN OF OPERATION

Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program on the Columbia VI Project and are currently evaluating alternative business opportunities. As a result, we are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at November 30, 2008, we had cash on hand of $13,026 and a working capital deficit of $51,845. As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

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

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

		Three Months Ended			Percentage			Nine Months Ended			Percentage
		November 30			Increase /			November 30			Increase /
		2008		2007	(Decrease)			2008		2007	(Decrease)
Revenue	$	Nil	$	Nil	n/a		$	Nil	$	Nil	n/a
Expenses		(10,402)		(10,505)	(.98%	)		(74,051)		(22,074)	235.47%
Net Loss		(10,402)		$(10,505)	(.98%	)		(74,051)		$(22,074)	235.47%

Revenues

We did not earn any revenues during the nine months ended November 30, 2008 and we do not anticipate earning revenues in the near future. We are an exploration stage company and presently have only nominal operations.

Expenses

The major components of our expenses for the three and nine months ended November 30, 2008 and 2007 are outlined in the table below:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	November 30,		Increase /	November 30,		Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
General and Administrative	$10,402	$5,505	88.96%	$65,671	$17,074	284.63%
Mining Property Costs	-	5,000	100%	-	5,000	100%
Mining Exploration	-	-	n/a	8,380	-	100%
Expense
Total Expenses	$10,402	$10,505	188.96%	$74,051	$22,074	484.63%

Additional general and administrative expenses for the three months ended November 30, 2008 as compared to the three months ended November 30, 2007 relate primarily to $5,250 in consulting fees paid to a company owned by our former officer and director, Robert Thast. The consulting fees paid to Mr. Thast’s company were for services provided in developing and investigating potential business opportunities.

General and administrative expenses increased significantly from the nine months ended November 30, 2007. Additional general and administrative expenses for the nine months ended November 30, 2008 relate primarily to amounts spent on investigating and developing potential business opportunities, including $12,475 paid to a company owned by our former officer and director, Robert Thast.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At November 30, 2008	At February 29, 2008	Increase / (Decrease)
Current Assets	$68,026	$25,326	144.91%
Current Liabilities	(119,871)	(9,870)	1,114.50%
Working Capital Surplus (Deficit)	$(51,845)	$15,456	(435.44%	)

Cash Flows
	Nine Months	Nine Months
	Ended	Ended
	November 30,	November 30,
	2008	2007
Net Cash Used in Operating Activities	$(67,300)	$(14,050)
Net Cash From Investing Activities	(50,000)	-
Net Cash Provided By Financing Activities	110,000	-
Net Increase (Decrease) in Cash During Period	$(7,300)	$(14,050)

Our working capital surplus decreased during the nine months ended November 30, 2008 because we had no sources of revenue and our sole source of financing was in the form of short term loans from our former sole executive officer.

During the nine months ended November 30, 2008, we received two loans for an aggregate of $110,000 (CAD) from our former executive officer and former director, Mr. Robert Thast. These loans are due on demand, unsecured and non-interest bearing.

We also entered into a loan agreement (the “Loan Agreement”) dated April 29, 2008 with Salish Park Holdings Ltd. (“Salish”) whereby we lent $50,000 (CAD) to Salish. Under the terms of the Loan Agreement, Salish has agreed to pay interest to us at a rate of 10% per annum, and to repay the loan on or before April 28, 2009.

Financing Requirements

From inception to November 30, 2008, we have suffered cumulative losses in the amount of $178,145. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, we do not have any financing arrangements currently in place and there can be no assurance that we will be able to obtain sufficient financing when needed. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

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

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Trust Agreement dated August 7, 2006 executed by Robert L. Thast.(1)
10.2	Loan Agreement dated April 29, 2008 between Nova Mining Corporation and Salish Park Holdings Ltd.(3)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(2)
99.2	Disclosure Committee Charter.(2)

(1)	Previously filed as an Exhibit to our Form SB-2 Registration Statement filed with the SEC on August 16, 2006.
(2)	Previously filed as an Exhibit to our Annual Report on Form 10-KSB on May 29, 2007.
(3)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on April 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVA MINING CORPORATION

Date: January 14, 2009	By:	/s/ Andriy Volianuk
Andriy Volianuk
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)