Form 10-K/A
period 2008-02-29
Nova Mining CORP
filed 2009-03-18
CIK 1372184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. `See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of June 4, 2008, the registrant had 6,000,000 shares of common stock outstanding .

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008, which the Registrant previously filed with the Securities and Exchange Commission on June 13, 2008 (the “Original Filing”). The Registrant is filing this Amendment because management became aware of certain deficiencies contained within the Original Filing. Item 8 –Financial Statements and Supplementary Data has been amended as follows: our auditors have amended their Report of Independent Registered Public Accounting Firm to clarify the periods that have been audited in the opinion paragraph. Item 9A(T) – Controls and Procedures has been amended as follows: we have amended our disclosure to provide an evaluation date for the effectiveness of the design and operation of our disclosure controls and procedures, a conclusion on the effectiveness of our internal controls over financial reporting as of February 29, 2008 and we have also amended our disclosure on our changes to our internal controls over financial reporting. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment and apply to this filing and the Original Filing, as amended. Except as set forth below, the Original Filing has not been amended, updated or otherwise modified. Other events occurring after the filing of the Form 10-K or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

1.	The following replaces the section entitled “Item 8. Financial Statements and Supplementary Data”:

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm (Malone & Bailey, P.C.);

2.	Balance Sheets as at February 29, 2008 and February 28, 2007;

3.	Statements of Expenses for the years ended February 29, 2008, February 28, 2007, and for the period from inception on December 29, 2005 to February 29, 2008;

4.	Statements of Cash Flows for the years ended February 29, 2008, February 28, 2007, and for the period from inception on December 29, 2005 to February 29, 2008;

5.	Statement of Stockholders’ Equity for the period from inception on December 29, 2005 to February 29, 2008; and

6.	Notes to Financial Statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova, as of February 29, 2008 and February 28, 2007, and the results of its operations and its cash flows for the years then ended and the period from December 29, 2005 (inception) through February 29, 2008 in conformity with accounting principles generally accepted in the United States of America.

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
F–2

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Expenses

			Accumulated
			from
			December 29,
			2005
			(Date of
	Year Ended	Year Ended	Inception) to
	February 29,	February 28,	February 29,
	2008	2007	2008

Expenses

General and administrative	$47,479	$27,165	$91,659
Impairment of Mining property costs	5,000	573	8,073
Mining Expenses	4,362		4,362

Net Loss	$(56,841)	$(27,738)	$(104,094)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)	n/a

Weighted Average Shares Outstanding – Basic
and Diluted	6,000,000	5,263,014	n/a

See the accompanying summary of accounting policies and notes to the financial statements.
F–3

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Cash Flows

			Accumulated
			from
			December 29,
			2005
			(Date of
	Year Ended	Year Ended	Inception) to
	February 29,	February 28,	February 29,
	2008	2007	2008

Cash Flows From Operating Activities
Net loss	$(56,841)	$(27,738)	$(104,094)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock issued for general and administrative
expenses	-	-	50
Donated consulting services and expenses	9,000	9,000	19,500
Changes in operating assets and liabilities
Increase in prepaid expenses	-	(5,000)	(5,000)
Increase (decrease) in accounts payable	512	(5,082)	945
Increase in accrued liabilities	8,925		8,925

Net Cash Used in Operating Activities	(38,404)	(28,820)	(79,674)
Cash Flows From Financing Activities
Decrease in due to related parties	-	(12,450)	-
Proceeds from sale of common stock	-	100,000	100,000
Net Cash Provided by Financing Activities	-	87,550	100,000
Net change in Cash	(38,404)	58,730	20,326
Cash – Beginning of Period	58,730	-	-
Cash – End of Period	$20,326	$58,730	$20,326
Supplemental Disclosures:
Interest paid	$-	$–	$–
Income taxes paid	-	–	–

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
(An Exploration State Company)
Notes to the Financial Statements
February 29, 2008

1.	Nature of Operations and Summary of Significant Accounting Policies

The Company was incorporated in the State of Nevada on December 29, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “ Accounting and Reporting for Development Stage Enterprises ”. The Company’s principal business is the acquisition and exploration of mineral resources.

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

	b)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 128, " Earnings per Share ". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Basic and diluted EPS are the same in fiscal 2008 and 2007 due to no common stock equivalents.

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “ Accounting for Income Taxes ” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

	b)	On February 1, 2006, the Company entered into a trust agreement with the President of the Company. Refer to Note 3.

5.	Common Stock

	(a)	On December 31, 2005, the Company issued 5,000,000 shares of common stock to the President of the Company at $0.00001 per (a) share for cash proceeds of $50.

	(b)	On November 24, 2006, the Company issued 1,000,000 shares of common stock at $0.10 per share for cash proceeds of $100,000.

6.	Income Taxes

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

2.	The following replaces the section entitled “Item 9A(T). Controls and Procedures”:

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2008 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of February 29, 2008. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOVA MINING CORPORATION

By:	/s/ Andriy Volianuk
Andriy Volianuk
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer
(Principal Executive Officer and Principal Accounting Officer)

Date:	March 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Andriy Volianuk
Andriy Volianuk
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer
Director
(Principal Executive Officer and Principal Accounting Officer)

Date:	March 18, 2009