Form 10-Q/A
period 2008-08-31
Nova Mining CORP
filed 2009-03-18
CIK 1372184

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008, which the Registrant previously filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2008 (the “Original Filing”). The Registrant is filing this Amendment because management became aware of certain deficiencies contained within the Original Filing. Specifically, management noted deficiencies with the Registrant’s disclosure of its controls and procedures and disclosure related to changes in internal control over financial reporting. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment and apply to this filing and the Original Filing, as amended. Except as set forth below, the Original Filing has not been amended, updated or otherwise modified. Other events occurring after the filing of the Form 10-Q or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-Q.

1. The following replaces the section entitled “Item 4T. Controls and Procedures”: Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2008 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified in our Management’s Report on Internal Control Over Financial Reporting included with our Annual Report on Form 10-K for the fiscal year ended February 29, 2008, which we view as an integral part of our disclosure controls and procedures.

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