Form 10-K
period 2009-02-28
Nova Mining CORP
filed 2009-06-26
CIK 1372184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended February 28, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from _______________ to _______________

                        COMMISSION FILE NUMBER 000-52668

                             NOVA MINING CORPORATION
             (Exact name of registrant as specified in its charter)

                NEVADA                                           98-0491170
      (State or other jurisdiction                            (I.R.S. Employer
    of incorporation or organization)                        Identification No.)

           Zivova 26, Suite #8
           Ternopil, Ukraine                                       282001
(Address of principal executive offices)                         (Zip Code)

      Registrant's telephone number, including area code 01138-035-520-416

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. `See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $100,000, based on a price of $0.10, being the price at which the registrant last sold shares of its common stock.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 11, 2008, the registrant had 6,000,000 shares of common stock outstanding.

                             NOVA MINING CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED FEBRUARY 28, 2009

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I

Item 1.     Business                                                          3
Item 1A.    Risk Factors                                                      4
Item 2.     Properties                                                        5
Item 3.     Legal Proceedings                                                10
Item 4.     Submission of Matters to a Vote of Securities Holders            10

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                10
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                         11
Item 8.     Financial Statements                                             13
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         22
Item 9A(T). Controls and Procedures                                          22
Item 9B.    Other Information                                                24

PART III

Item 10.    Directors and Executive Officers                                 24
Item 11.    Executive Compensation                                           25
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  26
Item 13.    Certain Relationships and Related Transactions                   27
Item 14.    Principal Accounting Fees and Services                           28

PART IV

Item 15.    Exhibits                                                         29

Signatures                                                                   29

                                     PART I

THE INFORMATION IN THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING STATEMENTS REGARDING THE COMPANY'S CAPITAL NEEDS, BUSINESS STRATEGY AND EXPECTATIONS. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACTS MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECT", "PLAN", "INTEND", "ANTICIPATE", "BELIEVE", "ESTIMATE", "PREDICT", "POTENTIAL" OR "CONTINUE", THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS DESCRIBED BELOW, AND, FROM TIME TO TIME, IN OTHER REPORTS THE COMPANY FILES WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION (THE "SEC"). THESE FACTORS MAY CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. THE COMPANY DISCLAIMS ANY OBLIGATION TO PUBLICLY UPDATE THESE STATEMENTS, OR DISCLOSE ANY DIFFERENCE BETWEEN ITS ACTUAL RESULTS AND THOSE REFLECTED IN THESE STATEMENTS.

As used in this Annual Report, the terms "we," "us," "our," "Nova," and the "Company" mean Nova Mining Corporation unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1. BUSINESS.

OVERVIEW

We were incorporated on December 29, 2005 under the laws of the State of Nevada.

Until recently, we were engaged in the exploration of our mineral property, called the "Columbia VI Claim", located in the Province of British Columbia, Canada. During our fiscal year 2008, we completed Phase IA of our exploration program on the Columbia VI Claim, which included the placement of a control grid and the collection and analysis of soil and rock samples from the property. In our consulting geologists report on Phase IA, he recommended that we not proceed with any further exploration work on the Columbia VI Claim as the results of the soil and rock samples indicated minimal mineralization on the property. Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program on the Columbia VI Claim and are currently evaluating alternative business opportunities.

GOVERNMENT REGULATION OF MINERAL EXPLORATION ACTIVITIES

The main agency that governs the exploration of minerals in the Province of British Columbia is the British Columbia Ministry of Energy, Mines and Petroleum Resources (the "Ministry of Mines").

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

As at February 28, 2009, we had cash on hand of $4,431 and a working capital deficit of $126,770.

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

BECAUSE OUR SOLE EXECUTIVE OFFICER AND DIRECTOR, ANDRIY VOLIANUK, OWNS 83.3% OF OUR OUTSTANDING COMMON STOCK, INVESTORS MAY FIND THAT CORPORATE DECISIONS CONTROLLED BY MR. ANDRIY VOLIANUK ARE INCONSISTENT WITH THE INTERESTS OF OTHER STOCKHOLDERS.

ANDRIY VOLIANUK, our President, controls 83.3% of issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. ANDRIY VOLIANUK is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Mr. ANDRIY VOLIANUK t is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. ANDRIY VOLIANUK exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, due to his stock ownership position, Mr. ANDRIY VOLIANUK will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. ANDRIY VOLIANUK to their detriment, and (iii) control over transactions between him and Nova Mining.

WE MAY CONDUCT FURTHER OFFERINGS IN THE FUTURE IN WHICH CASE INVESTORS' SHAREHOLDINGS WILL BE DILUTED.

We may conduct equity offerings in the future to finance any future business projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors' percentage interest in us will be diluted. The result of this could reduce the value of their stock.

BECAUSE OUR STOCK IS A PENNY STOCK, STOCKHOLDERS WILL BE MORE LIMITED IN THEIR ABILITY TO SELL THEIR STOCK.

The shares of our common stock constitute "penny stocks" under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities.

Legal remedies, which may be available to an investor in "penny stocks," are as follows:

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

ITEM 2. PROPERTIES.

We maintain our corporate office at 26 Zivova Street, Suite 8 Ternopil, Ukraine. Our office space is currently provided to us free of charge by our sole executive officer and director. We recognize donated rent of $250 per month for the office space.

We currently do not own any physical property or real property. Based on the recommendations of our consulting geologist, we have decided to abandon our exploration project on the Columbia VI Claim and we allowed the Columbia VI

Claim lapse. However, we have provided a description of the Columbia VI Claim and held the title to the Columbia VI Claim until November, 2008, it has since expired.

COLUMBIA VI CLAIM

TITLE TO THE COLUMBIA VI CLAIM

Under British Columbia law, title to mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly-owned subsidiary corporation or extra provincially register in British Columbia. To delay the costs in incorporating a British Columbia subsidiary or extra provincially registering in British Columbia, Mr. Thast, our former President, agreed to hold title to our mineral property for our benefit. In February 2006, Mr. Thast executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Thast transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us.

DESCRIPTION OF THE COLUMBIA VI CLAIM

The Columbia VI Claim is comprised of a 14 unit claim block with an area of approximately 296.68 hectares, located in southwestern Vancouver Island, British Columbia, 19 miles south of Port Alberni.

The Columbia VI Claim is recorded with the Ministry of Mines as follows:

Tenure Number    Name of Mineral Claim    Area in Hectares    Date of Expiration
-------------    ---------------------    ----------------    ------------------
   521833              Columbia VI              296.68         November 2, 2008

In order to maintain the Columbia VI Claim in good standing, we must complete minimum exploration work on the mineral claim and file confirmation of the completion of the work with the Ministry of Mines. In lieu of completing this work, we may pay a fee equal to the minimum exploration work that must be performed with the Ministry of Mines. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claim for one additional year. Our mineral claim has expired as of November 2, 2008. Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program of the Columbia VI Claim. As such, the Columbia VI Claim lapsed on November 2, 2008.

LOCATION AND ACCESS

The property is located within the south-western area of Vancouver Island, British Columbia, Canada, approximately 19 miles south of Port Alberni, British Columbia. The logging camp of Nitinat lies approximately 3 miles southeast of the property. The property is located within the Victoria Mining Division, and is centered at approximately 49o00'N latitude and 124o34'W longitude on National Topographical Survey map sheets 092F/02E & 092C/15E or alternatively on BC TRIM maps 092F008 & 92C098. The property is best accessed from the south via Cowichan Lake. From Cowichan Lake, the paved Nitinat Main logging road and subsequently the branch logging road "BR20" provide access to the northeastern part of the property. A network of overgrown logging roads exist on the property which will provide, at the very least, foot access and trails to most parts of the property.

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

                                      MAP 1



                      [MAP SHOWING THE PROPERTY LOCATION]

                                      MAP 2



                       [MAP SHOWING THE REGIONAL GEOLOGY]

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ended February 28, 2009.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

REGISTERED HOLDERS OF OUR COMMON STOCK

As of June 18, 2009, there were 44 registered holders of record of our common stock. Some stockholders may hold their shares on deposit with brokers or investment bankers in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

PLAN OF OPERATION

Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program on the Columbia VI Project and are currently evaluating alternative business opportunities. As a result, we are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at February 28, 2009, we had cash on hand of $4,431 and a working capital deficit of $126,770. As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended February 28, 2009 that there currently exists substantial doubt about our ability to continue as a going concern

FINANCING REQUIREMENTS

From inception to February 28, 2009, we have suffered cumulative losses in the amount of $255,320. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS

                            Nova Mining Corporation
                         (An Exploration Stage Company)

                               February 28, 2009

                                                                           Index
                                                                           -----

Balance Sheets..........................................................     15

Statements of Expenses..................................................     16

Statements of Cash Flows................................................     17

Statement of Stockholders' Equity (Deficit).............................     18

Notes to the Financial Statements.......................................     19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Nova Mining Corporation
(An Exploration Stage Company)
Vancouver BC Canada

We have audited the accompanying balance sheets of Nova Mining Corporation as of February 28, 2009 and February 29, 2008, and the related statements of expenses, cash flows and changes in stockholders' equity for the years then ended and the period from December 29, 2005 (inception) through February 28, 2009. These financial statements are the responsibility of Nova's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova, as of February 28, 2009 and February 29, 2008, and the results of its operations and its cash flows for the years then ended and the period from December 29, 2005 (inception) through February 28, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Nova will continue as a going concern. As discussed in Note 3 to the financial statements, Nova has suffered recurring losses from operations, has negative working capital and no revenues which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ MALONE & BAILEY, PC
----------------------------------
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

June 18, 2009

                             Nova Mining Corporation
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                          February 28,        February 29,
                                                                             2009                2008
                                                                           ---------           ---------
ASSETS

Current Assets
  Cash                                                                     $   4,431           $  20,326
  Prepaid expenses                                                             5,000               5,000
                                                                           ---------           ---------

Total Assets                                                               $   9,431           $  25,326
                                                                           =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                         $  15,191           $     945
  Accrued liabilities                                                         11,010               8,925
  Loan from related party                                                    110,000                  --
                                                                           ---------           ---------

Total Liabilities                                                            136,201               9,870
                                                                           ---------           ---------

Stockholders' Equity (Deficit)
  Common Stock, 100,000,000 shares authorized, $0.00001 par value
   6,000,000 shares issued and outstanding                                        60                  60
  Additional Paid-in Capital                                                 128,490             119,490
  Deficit Accumulated During the Exploration Stage                          (255,320)           (104,094)
                                                                           ---------           ---------

Total Stockholders' Equity (Deficit)                                        (126,770)             15,456
                                                                           ---------           ---------

Total Liabilities and Stockholders' Equity (Deficit)                       $   9,431           $  25,326
                                                                           =========           =========


               See summary of significant accounting policies and
                       notes to the financial statements.

                             Nova Mining Corporation
                         (An Exploration Stage Company)
                             Statements of Expenses

                                                                                       Accumulated from
                                                                                       December 29, 2005
                                                Year Ended           Year Ended     (Date of Inception) to
                                                February 28,         February 29,         February 28,
                                                   2009                 2008                 2009
                                                ----------           ----------           ----------
Expenses
  General and administrative                    $   89,723           $   47,479           $  181,382
  Impairment of Mining property costs                   --                5,000                8,073
  Mining exploration expense                        11,503                4,362               15,865
  Impairment of loan receivable                     50,000                   --               50,000
                                                ----------           ----------           ----------

Net Loss                                        $ (151,226)          $  (56,841)          $ (255,320)
                                                ==========           ==========           ==========

Net Loss Per Share - Basic and Diluted          $    (0.03)          $    (0.01)                 n/a
                                                ==========           ==========           ==========

Weighted Average Shares Outstanding              6,000,000            6,000,000                  n/a
                                                ==========           ==========           ==========


               See summary of significant accounting policies and
                       notes to the financial statements.

                             Nova Mining Corporation
                         (An Exploration Stage Company)
                            Statements of Cash Flows

                                                                                                 Accumulated from
                                                                                                 December 29, 2005
                                                            Year Ended          Year Ended    (Date of Inception) to
                                                            February 28,        February 29,        February 28,
                                                               2009                2008                2009
                                                             ---------           ---------           ---------
Operating Activities
  Net loss                                                   $(151,226)          $ (56,841)          $(255,320)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Stock issued for general and administrative expenses           --                  --                  50
     Donated consulting services and expenses                    9,000               9,000              28,500
  Changes in operating assets and liabilities
     Increase in prepaid expenses                                   --                  --              (5,000)
     Increase in accounts payable                               14,246                 512              15,191
     Increase in accrued liabilities                             2,085               8,925              11,010
                                                             ---------           ---------           ---------

Net Cash Used in Operating Activities                         (125,895)            (38,404)           (205,569)
                                                             ---------           ---------           ---------
Financing Activities
  Proceeds from the issuance of common stock                        --                  --             100,000
  Proceeds from loan from related party                        110,000                  --             110,000
                                                             ---------           ---------           ---------

Net Cash Provided by Financing Activities                      110,000                  --             210,000
                                                             ---------           ---------           ---------

Increase (Decrease) in Cash                                    (15,895)            (38,404)              4,431

Cash - Beginning of Period                                      20,326              58,730                  --
                                                             ---------           ---------           ---------

Cash - End of Period                                         $   4,431           $  20,326           $   4,431
                                                             =========           =========           =========

Supplemental Disclosures:
  Interest paid                                                     --                  --                  --
  Income taxes paid                                                 --                  --                  --
                                                             =========           =========           =========


               See summary of significant accounting policies and
                       notes to the financial statements.

                             Nova Mining Corporation
                         (An Exploration Stage Company)
                   Statement of Stockholders' Equity (Deficit)
     Period from December 29, 2005 (Date of Inception) to February 28, 2009

                                                                              Deficit
                                                                            Accumulated
                                                                            During the
                                           Common Stock         Donated     Development
                                        Shares      Amount      Capital        Stage          Total
                                        ------      ------      -------        -----          -----
Issuance of common stock for cash
 at $0.00001 per share                5,000,000     $  50      $     --      $      --      $      50

Donated services and expenses                --        --         1,500             --          1,500

Net loss for the period                      --        --            --        (19,515)       (19,515)
                                      ---------     -----      --------      ---------      ---------
Balance - February 28, 2006           5,000,000        50         1,500        (19,515)       (17,965)

Issuance of common stock for cash
 at $0.10 per share                   1,000,000        10        99,990             --        100,000

Donated services and expenses                --        --         9,000             --          9,000

Net loss for the year                        --        --            --        (27,738)       (27,738)
                                      ---------     -----      --------      ---------      ---------
Balance - February 28, 2007           6,000,000        60       110,490        (47,253)        63,297

Donated services and expenses                --        --         9,000             --          9,000

Net loss for the year                        --        --            --        (56,841)       (56,841)
                                      ---------     -----      --------      ---------      ---------
Balance - February 29, 2008           6,000,000        60       119,490       (104,094)        15,456

Donated services and expenses                --        --         9,000             --          9,000

Net loss for the year                        --        --            --       (151,226)      (151,226)
                                      ---------     -----      --------      ---------      ---------

Balance - February 28, 2009           6,000,000     $  60      $128,490      $(255,320)     $(126,770)
                                      =========     =====      ========      =========      =========


               See summary of significant accounting policies and
                       notes to the financial statements.

                             Nova Mining Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements

1. Nature of Operations

     The Company was incorporated in the State of Nevada on December 29, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "ACCOUNTING AND REPORTING FOR DEVELOPMENT STAGE ENTERPRISES". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

2. Summary of Significant Accounting Policies

     a)   Basis of Presentation

          These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is February 28.

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

     c)   Basic and Diluted Net Income (Loss) Per Share

          The Company computes net income (loss) per share in accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 128, "EARNINGS PER SHARE". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no dilutive securities outstanding as of February 28, 2009.

     d)   Cash and Cash Equivalents

          The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. Cash consists of cash on deposit with a high quality major financial institution and to date, has not experienced any losses on any of its balances.

     e)   Mineral Property Costs

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

     f)   Financial Instruments

          Financial instruments, which include cash, accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     g)   Income Taxes

          Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "ACCOUNTING FOR INCOME TAXES" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     h)   Recent Accounting Pronouncements

          The company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

3. Going Concern

     These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At February 28, 2009, the Company has accumulated losses since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Mineral Properties

     On February 1, 2006 the Company obtained the right to explore a mineral property located in British Columbia, Canada, in consideration for $2,500. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. The cost of the mineral property was initially capitalized. For the years ended February 28, 2007 and February 29, 2008, the Company recognized an impairment loss of $3,073 and $5,000, respectively, as it has not yet been determined whether there are proven or probable reserves on the property. As of February 28, 2009, all claim extensions have expired.

5. Related Party Balances/Transactions

     a) During the year ended February 28, 2009 and 2008 the Company recognized a total of $6,000 and $6,000, respectively for donated services at $500 per month and $3,000 and $3,000, respectively for donated rent at $250 per month provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

     b) During the year ended February 28, 2009 the Company borrowed an aggregate of $110,000 in the form of short term debt from Robert Thast, the previous President of the Company. The loan has no definitive repayment terms, bears no interest and is not secured.

     c) On February 1, 2006, the Company entered into a trust agreement with the President of the Company. Refer to Note 4.

6. Common Stock

     (a) On December 31, 2005, the Company issued 5,000,000 shares of common stock to the President of the Company at $0.00001 per share for cash proceeds of $50.

     (b) On November 24, 2006, the Company issued 1,000,000 shares of common stock at $0.10 per share for cash proceeds of $100,000.

7. Income Taxes

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $151,226 which commence expiring in 2026. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

     The components of the net deferred tax asset at February 28, 2009 and February 29, 2008 are scheduled below:

                                             February 28,         February 29,
                                                 2009                2008
                                               --------            --------
                                                  $                   $

     Net Operating Loss Carryforwards           255,320             104,094

     Statutory Tax Rate                              35%                 35%

     Effective Tax Rate                              --                  --

     Deferred Tax Asset                          89,362              36,433

     Valuation Allowance                        (89,362)            (36,433)
                                               --------            --------

     Net Deferred Tax Asset                          --                  --
                                               ========            ========

8. Loan Receivable

     On April 29, 2008, Nova Mining Corporation loaned Salish Park Holdings Ltd. $50,000. Under the terms of the Loan Agreement, Salish agreed to pay interest to the Company at a rate of 10% per annum, and to repay the loan on or before April 28, 2009. This note receivable was considered impaired as of February 28, 2009 given the note was in default as of the date of this report. The impairment is reflected in the statements of expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 12, 2007, Amisano Hanson, Chartered Accountants ("Amisano"), informed us that it was resigning as our independent registered public accounting firm effective as of that date. On February 22, 2007, our board of directors accepted the resignation of Amisano.

Amisano's report on the financial statements as of and for the period from the date of inception on December 29, 2005 to February 28, 2006 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles save and except for a "going concern opinion" provided with the overall audit opinion.

During the year ended February 28, 2006, through the date of resignation and through the date of our acceptance of Amisano's resignation, there were no disagreements with Amisano on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Amisano would have caused Amisano to make reference to the subject matter of the disagreement in its reports on our financial statements for such periods.

On March 8, 2007, we delivered a copy of our report on Form 8-K regarding their resignation to Amisano. We requested a letter addressed to the SEC stating whether or not it agreed with the foregoing. Amisano issued a response. The response stated that it agreed with the foregoing disclosure. A copy of Amisano's response is attached to our Form 8-K/A-1 filed with the SEC on March 9, 2007 as Exhibit 16.1.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director as of the date hereof.

    Name                Age                       Positions
    ----                ---                       ---------

Andriy Volianuk         39     Chief Executive Officer, Chief Financial Officer,
                               President, Secretary, Treasurer, Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

On December 10, 2008, the Company's Board of Directors appointed Andriy Volianuk as a Director and as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Secretary of the Company, to hold such offices until his successors are elected at an annual or a special meeting of the shareholders.

On September 5, 2008 Andriy Volianuk was appointed as the President and a member of the Board of Directors of Maximus Exploration Corporation. He resigned all positions with Maximus on October 9, 2008. Since 2000, Mr. Volianuk has owned and operated Volja History College, a private college in Ternopil, Ukraine that teaches the history of Ukraine.

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

AUDIT COMMITTEE FINANCIAL EXPERT

Our sole director acts as our audit committee. Mr. Thast does not meet the definition of an "audit committee financial expert." We believe that the cost related to appointing a financial expert to our board of directors at this time is prohibitive.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities ("Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by us, no other reports were required for those persons. We believe that, during the year ended February 28, 2009, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

We did not pay any compensation to Mr. Volianuk, our sole executive officer and director, during the fiscal year ended February 28, 2009 . Mr. Volianuk donates his management services to us free of charge. The management services donated by Mr.Volianuk are valued at $500 per month.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at February 28, 2009, we did not have any outstanding equity awards.

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

                              Name and Address           Number of Shares        Percentage of
  Title of Class            of Beneficial Owner         of Common Stock(1)      Common Stock(1)
  --------------            -------------------         ------------------      ---------------
DIRECTORS AND OFFICERS

Common Stock               Andriy Volianuk,                   5,000,000              83.3%
                           Chief Executive Officer,           (direct)
                           Chief Financial
                           Officer, President,
                           Secretary, Treasurer,
                           Director

5% SHAREHOLDERS

Common Stock               Andriy Volianuk,                   5,000,000               83.3%
                           Chief Executive Officer,           (direct)
                           Chief Financial
                           Officer, President,
                           Secretary, Treasurer,
                           Director
                           Zivova Street 26, Suite 8,
                           Ternopil Ukraine 282001

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 4, 2008. As of June 4, 2008, there were 6,000,000 shares of our common stock issued and outstanding.

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

On December 10, 2008, Nova Mining Corporation (the "Company") accepted the resignation of Terry N. Williams a Director and as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Secretary of the Company.

There were no disagreements between Mr. Williams and the Company regarding any matter relating to the Company's operations, policies or practice. A copy of this Report was provided to Mr. Williams. A copy of the letter received by the Company from Mr. Williams stating that he agrees with the disclosure contained in this Report as it pertains to his resignation is attached as exhibit 17.1 hereto.

On December 10, 2008, the Company's Board of Directors appointed Andriy Volianuk as a Director and as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Secretary of the Company, to hold such offices until his successors are elected at an annual or a special meeting of the shareholders.

On September 5, 2008 Andriy Volianuk was appointed as the President and a member of the Board of Directors of Maximus Exploration Corporation. He resigned all positions with Maximus on October 9, 2008. Since 2000, Mr. Volianuk has owned and operated Volja History College, a private college in Ternopil, Ukraine that teaches the history of Ukraine.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended February 28, 2009 and February 28, 2007 for professional services rendered by the principal accountant for the audit of the Corporation's annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                          Year Ended           Year Ended
                                          February 28,         February 28,
                                             2009                 2007
                                           --------             --------
Audit Fees                                 $ 14,000             $  5,290
Audit-Related Fees                         $    NIL             $    366
Tax Fees                                   $    NIL             $    NIL
All Other Fees                             $    NIL             $    NIL

Total                                      $ 14,000             $  5,656

                                     PART IV

ITEM 15. EXHIBITS.

31 Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NOVA MINING CORPORATION


                           By: /s/ Andriy Volianuk
                               -------------------------------------------------
                               ANDRIY VOLIANUK
                               Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director (Principal Executive Officer and Principal Accounting Officer)

                           Date: June 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           By: /s/ Andriy Volianuk
                               -------------------------------------------------
                               ANDRIY VOLIANUK
                               Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director (Principal Executive Officer and Principal Accounting Officer)

                           Date: June 15, 2009