Form 10-Q
period 2009-05-31
Nova Mining CORP
filed 2009-07-15
CIK 1372184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended May 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                        COMMISSION FILE NUMBER 000-52668


                             NOVA MINING CORPORATION
             (Exact name of registrant as specified in its charter)

           NEVADA                                                98-0491170
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

       Zivova Street 26, Suite #8
            Ternopil, Ukraine                                      282001
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 13, 2009, the Issuer had 6,000,000 shares of common stock issued and outstanding.

                             Nova Mining Corporation
                         (An Exploration Stage Company)

                                  May 31, 2009

                                                                           Index
                                                                           -----

Balance Sheets..........................................................     3

Statements of Expenses..................................................     4

Statements of Cash Flows................................................     5

Notes to the Financial Statements.......................................     6

                             Nova Mining Corporation
                         (An Exploration Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                                                                       May 31,           February 28,
                                                                        2009                2009
                                                                      ---------           ---------
ASSETS

Current Assets
  Cash                                                                $     246           $   4,431
  Prepaid expenses                                                        5,000               5,000
                                                                      ---------           ---------

Total Assets                                                          $   5,246           $   9,431
                                                                      =========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                    $  17,614           $  15,191
  Accrued liabilities                                                    11,010              11,010
  Loan from related party                                               110,000             110,000
                                                                      ---------           ---------

Total Liabilities                                                       138,624             136,201
                                                                      ---------           ---------

Stockholders' Deficit
  Common Stock, 100,000,000 shares authorized, $0.00001 par value
   6,000,000 shares issued and outstanding                                   60                  60
  Additional Paid-in Capital                                            130,740             128,490
  Deficit Accumulated During the Exploration Stage                     (264,178)           (255,320)
                                                                      ---------           ---------

Total Stockholders' Deficit                                            (133,378)           (126,770)
                                                                      ---------           ---------

Total Liabilities and Stockholders' Deficit                           $   5,246           $   9,431
                                                                      =========           =========


                   See notes to unaudited financial statements

                             Nova Mining Corporation
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (Unaudited)

                                                                                       Accumulated from
                                                Three Months         Three Months      December 29, 2005
                                                   Ended                Ended       (Date of Inception) to
                                                  May 31,              May 31,              May 31,
                                                   2009                 2008                 2009
                                                ----------           ----------           ----------
Expenses
  General and administrative                    $    8,858           $   44,345           $  190,240
  Mining property costs                                 --                   --                8,073
  Mining exploration expense                            --                8,380               15,865
  Impairment of loan receivable                         --                   --               50,000
                                                ----------           ----------           ----------

Total Expenses                                       8,858               52,725              189,390
                                                ----------           ----------           ----------

Net Loss                                        $   (8,858)          $  (52,725)          $ (264,178)
                                                ==========           ==========           ==========

Net Loss Per Share - Basic and Diluted          $    (0.01)          $    (0.01)                 N/A
                                                ==========           ==========           ==========

Weighted Average Shares Outstanding              6,000,000            6,000,000                  N/A
                                                ==========           ==========           ==========


                   See notes to unaudited financial statements

                             Nova Mining Corporation
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                          Accumulated from
                                                    Three Months        Three Months      December 29, 2005
                                                       Ended               Ended       (Date of Inception) to
                                                      May 31,             May 31,              May 31,
                                                       2009                2008                 2009
                                                     ---------           ---------            ---------
Operating Activities
  Net loss                                           $  (8,858)          $ (52,725)           $(264,178)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Stock issued for general and administrative
      expenses                                              --                  --                   50
     Donated consulting services and expenses            2,250               2,250               30,750
  Changes in operating assets and liabilities
     Increase in prepaid expenses                           --                  --               (5,000)
     Increase in accounts payable                        2,423                   1               17,614
     Increase in accrued liabilities                        --                  --               11,010
                                                     ---------           ---------            ---------

Net Cash Used in Operating Activities                   (4,185)            (50,474)            (209,754)
                                                     ---------           ---------            ---------

Investing Activities                                        --             (50,000)                  --
  Loan Receivable

Financing Activities
  Proceeds from the issuance of common stock                --                  --              100,000
  Proceeds from loan from related party                     --             100,000              110,000
                                                     ---------           ---------            ---------

Net Cash Provided by Financing Activities                   --             100,000              210,000
                                                     ---------           ---------            ---------

Increase (Decrease) in Cash                             (4,185)               (474)                 246

Cash - Beginning of Period                               4,431              20,326                   --
                                                     ---------           ---------            ---------

Cash - End of Period                                 $     246           $  19,852            $     246
                                                     =========           =========            =========

Supplemental Disclosures:
  Interest paid                                      $      --           $      --            $      --
  Income taxes paid                                         --                  --                   --
                                                     =========           =========            =========


                   See notes to unaudited financial statements

Nova Mining Corporation
(An Exploration Stage Company)
Notes to Unaudited Financial Statements


1. Basis of Presentation

     The accompanying unaudited interim financial statements of Nova have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Nova's audited 2009 annual financial statements and notes thereto contained in Nova's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Nova's fiscal 2009 financial statements have been omitted.

2. Going Concern

     These financial statements have been prepared on a going concern basis, which implies Nova will continue to realize its assets and discharge its liabilities in the normal course of business. Nova has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Nova as a going concern is dependent upon the continued financial support from its shareholders, the ability of Nova to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of May 31, 2009, Nova has accumulated losses since inception and has negative working capital. These factors raise substantial doubt regarding Nova's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Nova be unable to continue as a going concern.

3. Related Party Transactions

     During the quarter ended May 31, 2009 the Company recognized a total of $1,500 for donated services at $500 per month and $750 for donated rent at $250 per month provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements." These statements, identified by words such as "plan," "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II - Item 1A. Risk Factors" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, Quarterly Reports and our Current Reports, we file from time to time with the Securities and Exchange Commission (the "SEC").

As used in this Quarterly Report, the terms "we," "us," "our," "Nova," and the "Company" mean Nova Mining Corporation unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

INTRODUCTION

We were incorporated on December 29, 2005 under the laws of the State of Nevada.

Until recently, we were engaged in the exploration of our mineral property, called the "Columbia VI Claim," located in the Province of British Columbia, Canada. During our February 29, 2008 fiscal year, we completed Phase IA of our exploration program on the Columbia VI Claim, which included the placement of a control grid and the collection and analysis of soil and rock samples from the property. In our consulting geologist's report on Phase IA, he recommended that we not proceed with any further exploration work on the Columbia VI Claim as the results of the soil and rock samples indicated minimal mineralization on the property. Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program on the Columbia VI Claim and were evaluating alternative business opportunities.

In February 2009 Nova Mining Corp. requested a Consulting Geologist, D. Bain, B.Sc., P.Geo. of DUNCAN BAIN CONSULTING LTD., to select an area in Saskatchewan considered favorable for hosting diamondiferous kimberlite pipes. That site was staked by the Mr. Bain and registered with the province of Saskatchewan on March 30, 2009. Nova Minerals Corp. is a public Ukraine-based exploration company .

Duncan J. Bain, P.Geo. is an independent Qualified Person in accordance with Canadian securities National Instrument 43-101 and as defined in the CIM (Canadian Institute of Mining and Metallurgy) Standards on Mineral Resources and Reserves.

The Bittern Lake Project consists of one claim of 256 hectares. This claim was registered on March 30, 2009 in the name of Duncan Bain, 49 Midale Crescent, London, Ontario, Canada N5X 3C2. Title to the claim was subsequently transferred to Nova Mining Corp., Zivova Street 25, Suite #8 Ternopil, Ukraine, in April 2009.

The claim is located in the east-central part of the province of Saskatchewan, in the NW corner of N.T.S. map sheet 73H/13, centered at Latitude 53o 59' North, Longitude 105o 53' West and UTM co-ordinates 5983000 N, 442000 E, Zone 13, using NAD 27 datum. The claim covers an area of 256 hectares and is shown in Figure 3.

The claim is located within the surveyed (southern) portion of Saskatchewan and is described in terms of legal sections and subdivisions. It is listed in Table
1. To maintain the property in good standing, Saskatchewan Energy and Resources
(SER) require proof of exploration expenditures, or cash payment in lieu, of $12 per hectare per year (after the first year). These assessment requirements amount to $3,072 for the property. The first assessment due date is March 30, 2011.

                              TABLE 1 - CLAIM DATA

               Registered        Area         Recording     Anniversary
Claim Name        Owner       (Hectares)        Date            Date                      Township/Range
----------        -----       ----------        ----            ----                      --------------
Bittern Lk     Duncan Bain   256 hectares     March 30,       March 30,    All of Section 1, Township 58, Range 27
                                                2009            2011               west of Second Meridian

Permits for exploration field work are administered by Saskatchewan Environment and Resource Management, with regional offices in Prince Albert. No mineralized zones, mineral resources or mine workings are located on the property.

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

PLAN OF OPERATION

Based on the recommendations of our consulting geologist, we have decided to abandon our exploration program on the Columbia VI Project.

In April 2009 we selected the Bittern Lake Project that consists of one claim of 256 hectares. This claim was registered on March 30, 2009 in the name of Duncan Bain, 49 Midale Crescent, London, Ontario, Canada N5X 3C2. Title to the claim was subsequently transferred to Nova Mining Corp., Zivova Street 25, Suite #8 Ternopil, Ukraine, in April 2009.

The Fort a la Corne kimberlite field is one of the world's largest known resources of diamondiferous kimberlite, and is located in east-central Saskatchewan, Canada. Currently 75 kimberlite bodies have been confirmed by drilling since the initial discovery in 1988. The main kimberlite field seems to follow a NNW-oriented trend. The Bittern Lake Property lies along trend NNW from the main field.

The Fort a la Corne area of Saskatchewan is easily accessible by road. The southern half of the area consists of agricultural land, while the northern half is of provincial forest. The kimberlite bodies have no surface expression and are covered by 100 m, on average, of glacial overburden. The Fort a la Corne Joint Venture of Cameco Corp., De Beers Canada Exploration Inc. and Kensington Resources Ltd., holds 63 drill-tested kimberlite bodies. Eight kimberlite bodies are held by Shore Gold Inc., one by Consolidated Pine Channel/Shane Resources/United Carina, and one by Forest Gate Resources. Three kimberlites, held by Great Western Minerals Corp/War Eagle Mining make up one of several sub-clusters of kimberlite bodies found around the main field.

The Bittern Lake Property was staked to explore for diamond-bearing kimberlite bodies of the Fort a la Corne type. The property consists of one claim which was staked by Duncan Bain in March 2009. The claim covers an area of 256 hectares in Townships 58, Range 27, Section 1West of the Second Meridian, and falls within N.T.S. map sheet 73H/13. The property lies approximately 60 kilometers NNW of Shore Gold's Star kimberlite body, 75 kilometres NNW of Kensington/DeBeers' 140/141 kimberlites and 25 kilometres W of the Kennecott/War Eagle/Great West Gold kimberlite bodies C-28, 29 and 30.

No exploration work has been carried out on the Bittern Lake property. Fifteen kilometers to the N an airborne magnetic survey was conducted in 1994. From that work three small claim blocks were staked and surveyed with ground-based magnetics. Targets selected from this work were drill tested but no kimberlite was noted. The Bittern Lake project area was selected due to the presence of a circular strong positive gravity anomaly on the edge of a positive linear magnetic anomaly along trend of the main kimberlite field. Accessibility was also a factor in selecting the area.

A thick mantle of glacial till up to 50 m in depth covers the project area. There is no bedrock exposure. The known Fort a la Corne kimberlite bodies, which are thought to have been emplaced during the interval 95 to 115 million years ago, are hosted by Cretaceous Lower Colorado Group and underlying Mannville Group sediments. This is indicated from water well records and work by Shore Gold and Kensington/DeBeers. From similar drillholes the bedrock under the project is Mannville Formation shallow-water fine marine clastic sediments.

A Phase 1 ground-based gravity survey is recommended to provide detail over the known gravity/magnetic anomaly. The estimated cost of the Phase 1 program is $16,000.00 + GST.

On May 31, 2009, we had cash on hand of $246 and a working capital deficit of $133,378. As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

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

FINANCING REQUIREMENTS

From inception to May 31, 2009, we have suffered cumulative losses in the amount of $264,178. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, we do not have any financing arrangements currently in place and there can be no assurance that we will be able to obtain sufficient financing when needed. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified in our Management's Report on Internal Control Over Financial Reporting included with our Annual Report on Form 10-K for the fiscal year ended February 28, 2009, which we view as an integral part of our disclosure controls and procedures.

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

ITEM 6. EXHIBITS

31 Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NOVA MINING CORPORATION


Date: July 13, 2009        By: /s/ Andriy Volianuk
                               -------------------------------------------------
                               Andriy Volianuk
                               Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer
                               (Principal Executive Officer
                               and Principal Accounting Officer)