Form 10-Q
period 2009-08-31
Nova Mining CORP
filed 2011-05-18
CIK 1372184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 000-52668

NOVA MINING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	98-0491170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2903 ½ Frank Gay Rd. Marcellus, New York	13108
(Address of principal executive offices)	(Zip code)

(315) 558-3702(Registrant's telephone number, including area code)

       Zivova Street 26, Suite #8
      Ternopil, Ukraine 282001
Former Tel: 011-38-0352-520-416
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of  May 18, 2011, the Issuer had 6,000,000 shares of common stock issued and outstanding.

NOVA MINING CORPORATION
AUGUST 31, 2009

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets as August 31, 2009 (Unaudited) and February 28, 2009	3
	Statements of Expenses For the three months ended August 31, 2009 and August 31, 2008 (Unaudited) For the six months ended August 31, 2009 and August 31, 2008 (Unaudited) For the cumulative period from December 29, 2005 (Inception) to August 31, 2009 (Unaudited))	4
	Statements of Cash Flows For the six months ended August 31, 2009 and August 31, 2008 (Unaudited) For the cumulative period from December 29, 2005 (Inception) to August 31, 2009 (Unaudited))	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Removed and Reserved	14
Item 5.	Other Information	14
Item 6.	Exhibits	14
	SIGNATURES	15

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

Nova Mining Corporation
(A Development Stage Company)
BALANCE SHEETS

	August 31,	February 28,
	2009	2009
	(Unaudited)
ASSETS
Cash	$ 2,646	$ 4,431
Prepaid Expenses	-	5,000
Total Current Assets	2,646	9,431

Total Assets	$ 2,646	$ 9,431

LIABILITIES &STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$ 19,230	$ 15,191
Accrued Liabilities	2,500	11,010
Loan	110,000
Loan-related party	-	110,000

Total Liabilities	131,730	136,201

Stockholder's Equity (Deficit)
Common Stock, 100,000,000 shares Authorized; $0.00001 par value
6,000,000 shares Issued and Outstanding	60	60
Additional Paid-In Capital	132,990	128,490
Deficit Accumulated During the Exploration Stage	(262,134)	(255,320)

Total Stockholder's Equity (Deficit)	(129,084)	(126,770)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$ 2,646	$ 9,431

The accompanying notes are an integral part of these unaudited financial statements

Nova Mining Corporation (A Development Stage Company)
Statements of Expenses
(Unaudited)
					Cumulative Since
	For the Three	For the Three	For the Six	For the Six	December 29, 2005
	Months Ended	Months Ended	Months Ended	Months Ended	(Date of Inception)
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008	to August 31, 2009

Revenues:	$ -	$ -	$ -	$ -	$ -

Expenses:
General and administrative expenses	1,656	10,924	6,814	55,269	188,196
Mining Property Costs	-	-	-	-	8,073
Mining Exploration Expense	-	-	-	8,380	15,865
Impairment of Loan Receivable	-	-	-	-	50,000
Total Operating Expenses	1,656	10,924	6,814	63,649	262,134

Operating Loss (Gain)	(1,656)	(10,924)	(6,814)	(63,649)	(262,134)

Other Expense	-	-	-	-	-

Net Loss	$ (1,656)	$ (10,924)	$ (6,814)	$ (63,649)	$ (262,134)

Basic & Diluted Loss per Common Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted Average Common Shares
Outstanding	6,000,000	6,000,000	6,000,000	6,000,000

The accompanying notes are an integral part of these unaudited financial statements

Nova Mining Corporation
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)
			Cumulative Since
	For the Six	For the Six	December 29, 2005
	Months Ended	Months Ended	(Date of Inception) to
	August 31, 2009	August 31, 2008	August 31, 2009
CASH FLOWS FROM OPERATING
ACTIVITIES:	$ (6,814)	$ (63,649)	$ (262,134)
Net Loss
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock Issued for General and Administrative Expenses	-	-	50
Donated Consulting Services and Expenses	4,500	4,500	33,000
Changes in operating assets and liabilities:
Decrease in Prepaid Expenses		-	(5,000)
Increase in Accounts Payable	4,039	1	19,230
Increase in Accrued Liabilities	(3,510)	-	7,500
Net Cash Provided by (Used in) Operating Activities	(1,785)	(59,148)	(207,354)

CASH FLOWS FROM INVESTING
Loan Receivable	-	(50,000)	-
Net Cash Provided by Investing Activities	-	(50,000)	-

CASH FLOWS FROM FINANCING
Proceeds from Issuance of Common Stock	-	-	100,000
Proceeds from Loan related party	-	100,000	110,000
Net Cash Provided by Financing Activities	-	100,000	210,000

Net (Decrease) Increase in Cash	(1,785)	(9,148)	2,646
Cash at Beginning of Period	4,431	20,326	-

Cash at End of Period	$ 2,646	$ 11,178	$ 2,646

Non cash disclosures
Reclass of Loan-related party to loan third party	110,000

The accompanying notes are an integral part of these unaudited financial statements

NOVA MINING CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business & Going Concern

Nova Mining Corp. (the “Company”) was incorporated in the State of Nevada on December 29, 2005. The Company is an Exploration Stage Company, as defined by ASC 915-15 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its mineral claims contain reserves that are economically recoverable.

These unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of August 31, 2009 the Company had accumulated losses of $262,134 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

In the years 2005 - 2008, the Company’s former President advanced to the Company an aggregate of $110,000. The advances are unsecured, non-interest bearing and due on demand. As of August 31, 2009 Robert Thast is no longer a related party resulting in  a reclassification to third party loans and the Company still owes him $110,000 for these loans on the same terms.

During the six months ended August 31, 2009 the Company recognized a total of $3,000 for donated services at $500 per month and $1,500 for donated rent at $250 per month provided by the former President of the Company.  As of August 31, 2009 the Company had recognized a total of $33,000 for donated services.

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

As used in this Quarterly Report, the terms "we," "us," "our," "Nova," and the "Company" refer to Nova Mining Corporation unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

INTRODUCTION

We were incorporated on December 29, 2005 under the laws of the State of Nevada.

During the fiscal year ended February 29, 2008, we completed Phase IA of our exploration program on a claim known as the Columbia VI Claim, which included the placement of a control grid and the collection and analysis of soil and rock samples from the property.  At the conclusion of the program, and upon the recommendation of our consulting geologist, we abandoned the exploration program on the Columbia VI Claim and began researching alternate claim sites.

In February 2009, we engaged Consulting Geologist, D. Bain, B.Sc., P.Geo. of DUNCAN BAIN CONSULTING LTD. (“BAIN”), to select an area in Saskatchewan considered favorable for hosting diamondiferous kimberlite pipes. That site was staked by the Mr. Bain and registered with the province of Saskatchewan on March 18, 2009.

Duncan J. Bain, P.Geo. is an independent Qualified Person in accordance with Canadian securities National Instrument 43-101 and as defined in the CIM (Canadian Institute of Mining and Metallurgy) Standards on Mineral Resources and Reserves.

The Bittern Lake Project (“Claim”) consists of one claim of 256 hectares. This claim was registered on March 18, 2009 in the name of Duncan Bain, 49 Midale Crescent, London, Ontario, Canada N5X 3C2. Title to the Claim was subsequently transferred to Nova in April 2009.

The Claim is located in the east-central part of the province of Saskatchewan, in the NW corner of N.T.S. map sheet 73H/13, centered at Latitude 53o 59' North, Longitude 105o 53' West and UTM co-ordinates 5983000 N, 442000 E, Zone 13, using NAD 27 datum. The Claim covers an area of 256 hectares.

The Claim is located within the surveyed (southern) portion of Saskatchewan and is described in terms of legal sections and subdivisions.  To maintain the property in good standing, Saskatchewan Energy and Resources (SER) require proof of exploration expenditures, or cash payment in lieu, of $12 per hectare per year (after the first year). These assessment requirements amount to approximately $3,200 for the property.  On March 31, 2011, the Company paid the assessment to Saskatchewan Energy and Resources in lieu of work filed.

On March 29, 2011 the Company re-engaged the services of BAIN to direct a Phase 1 Exploration Program on the Claim.  The Company has agreed to pay to BAIN approximately $20,000 for the exploration and subsequent report. The Company anticipates the Phase 1 report will include positive findings and form the basis for further exploration of the Claim.

RECENT CORPORATE DEVELOPMENTS

Effective November 30, 2010 Mr. Andriv Volianuk resigned as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and from our Board of Directors. There were no disagreements between Mr. Volianuk and us regarding any matter relating to our operations, policies or practices.

Mr. Carmen Joseph Carbona was appointed to our Board of Directors as our Chief Executive Officer, Chief Financial Officer, President, Treasurer in place of Mr. Volianuk. There is currently no compensatory arrangement with Mr. Carbona for acting as our officer or director.

Concurrently with the change of our President, we moved our principal executive offices to:

2903 ½ Frank Gay Rd.

Marcellus, New York  13108

Our new telephone number is: (315) 558-3702

This location is the office our new President Mr. Carbona.

PLAN OF OPERATION

During the fiscal year ended February 29, 2008, we completed Phase IA of our exploration program on a claim known as the Columbia VI Claim, which included the placement of a control grid and the collection and analysis of soil and rock samples from the property.  At the conclusion of the program, and upon the recommendation of our consulting geologist, we abandoned the exploration program on the Columbia VI Claim and began researching alternate claim sites.

In February 2009, we engaged Consulting Geologist, D. Bain, B.Sc., P.Geo. of DUNCAN BAIN CONSULTING LTD. (“BAIN”), to select an area in Saskatchewan considered favorable for hosting diamondiferous kimberlite pipes. That site was staked by the Mr. Bain and registered with the province of Saskatchewan on March 18, 2009.

Duncan J. Bain, P.Geo. is an independent Qualified Person in accordance with Canadian securities National Instrument 43-101 and as defined in the CIM (Canadian Institute of Mining and Metallurgy) Standards on Mineral Resources and Reserves.

The Bittern Lake Property was staked to explore for diamond-bearing kimberlite bodies of the Fort a la Corne type. The property consists of one claim which was staked by Duncan Bain in March 2009. The claim covers an area of 256 hectares in Townships 58, Range 27, Section 1West of the Second Meridian, and falls within N.T.S. map sheet 73H/13. The property lies approximately 60 kilometers NNW of Shore Gold's Star kimberlite body, 75 kilometers NNW of Kensington/DeBeers' 140/141 kimberlites and 25 kilometers W of the Kennecott/War Eagle/Great West Gold kimberlite bodies C-28, 29 and 30.

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

On March 29, 2011 the Company re-engaged the services of BAIN to direct a Phase 1 Exploration Program on the Claim.  The Company has agreed to pay to BAIN approximately $20,000 for the exploration and subsequent report. The Company anticipates the Phase 1 report will include positive findings and form the basis for further exploration of the Claim.

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

As of August 31, 2009, we had cash on hand of $2,646 and a working capital deficit of $129,084. As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended February 28, 2009 that there currently exists substantial doubt about our ability to continue as a going concern.

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

FINANCING REQUIREMENTS

From December 29, 2005 (Inception) to August 31, 2009, we have suffered cumulative losses in the amount of $(262,134). We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, we do not have any financing arrangements currently in place and there can be no assurance that we will be able to obtain sufficient financing when needed. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(262,134) for the period from December 29, 2005 to August 31, 2009, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing the company’s mining based business plan and the pursuit of other business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At February 28, 2009, we had $9,431cash on hand, and a deficit accumulated during the development stage of $(255,320). At August 29, 2009, we had $2,646 cash on hand, and a deficit accumulated during the development stage of $(262,134).  See “Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

 It is the intent of our management, stockholders, and specifically the majority Shareholder, Joseph Passalaqua and our President, Carmen Joseph Carbona to provide sufficient working capital necessary to support and preserve the integrity of our Company as a corporate entity.  However, there is no legal obligation for either Mr. Passalaqua or Mr. Carbona to provide additional future funding. If our management and/or Mr. Carbona ceases to provide us the needed financing and we fail to identify any alternative sources of funding, there will be substantial doubt about our ability to continue as a “going concern”.

We have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities.  As a result, there can be no assurance that sufficient funds will be available to us to enable us to pay the expenses related to such activities.

Regardless of whether or not our cash assets prove to be adequate to meet our operational needs, we may have to compensate providers of services by issuances of our common stock in lieu of cash.

At August 31, 2009, we had $2,646 cash on hand and an accumulated deficit of $(262,134).  Our primary source of liquidity has been from loans from a previous majority shareholder.  As of August 31, 2009, the Company owed $110,000 in amount loaned to the company.

Net cash used in operating activities was $1,785 during the six-month period ended August 31, 2009.

Net cash provided by financing activities was $0 during the six-month period ended August 31, 2009.

Our expenses to date are largely due to professional fees that include accounting and legal fees.

To date, we have had minimal revenues and require additional financing in order to finance our business activities on an ongoing basis.  Our future capital requirements will depend on numerous factors, including, but not limited to, executing our mining based business plan and the ability to pursue other business opportunities. We are actively pursuing alternative financing and have had discussions with various third parties, although no firm commitments have been obtained to date.  In the interim, shareholders of the Company have agreed to meet our minimal operating expenses.  We believe that actions presently being taken to revise our operating and financial requirements provide the Company with the opportunity to continue as a “going concern,” although no assurances can be given.

NET LOSS FROM OPERATIONS

The Company had a net loss of $(262,134) for the period from inception through August 31, 2009. The Company had net loss of $(6,814) for the six months ended August 31, 2009 as compared to a net loss of $(63,649) for the six months ended August 31, 2008.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans and advances.

WORKING CAPTIAL

As of February 28, 2009, the Company had total current assets of $9,431 and total current liabilities of $136,201, resulting in a working capital deficit of $(126,770) for the year end.  As of August 31, 2009, the Company had total current assets of $2,646 and total current liabilities of $131,730, resulting in working capital deficit of $(129,084) for the six month period.

THREE MONTHS ENDED AUGUST 31, 2009 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2008

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $9,268, from $10,924 in the three months ended August 31, 2008, to $1,656 in the three months ended August 31, 2009.  Operating expenses for the three months comparison primarily consist of General and Administrative expenses (G&A). G&A expenses are made up primarily of office expense, accounting, and legal expenses. Such fees are paid to accountants and attorneys throughout the year for performing various tasks.

SIX MONTHS ENDED AUGUST 31, 2009 COMPARED TO THE SIX MONTHS ENDED AUGUST 31, 2008

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $56,835, from $63,649 in the six months ended August 31, 2008, to $6,814 in the six months ended August 31, 2009.  Operating expenses for the six months comparison primarily consist of General and Administrative expenses (G&A) and Mining Exploration expense. G&A expenses are made up primarily of office expense, accounting, and legal expenses. Such fees are paid to accountants and attorneys throughout the year for performing various tasks.   There were no mining exploration expenses in six months ended August 31, 2009.

COMMON STOCK

We are authorized by our Amended and Restated Articles of Incorporation to issue an aggregate of 100,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.00001 per share (the “Common Stock”). As of August 31, 2009, 6,000,000 shares of Common Stock were issued and outstanding and there were 39 shareholders of our Common Stock.

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by our Board of Directors out of funds legally available. In the event of liquidation, the holders of our Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights. We have not paid any dividends to date, and have no plans to do so in the near future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

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

WE HAVE LIMITED BUSINESS OPERATIONS AND A SINGLE MINING CLAIM. WE HAVE NOT IDENTIFIED ANY ALTERNATIVE BUSINESS OPPORTUNITIES. OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS WILL CONSIST OF EXECUTING OUR BUSINESS PLAN AND RESEARCHING NEW OPPORTUNITIES.

Our sole asset is our Bittern Lake Project.  The Bittern Lake Project (“Claim”) consists of one claim of 256 hectares. This claim was registered on March 18, 2009 in the name of Duncan Bain, 49 Midale Crescent, London, Ontario, Canada N5X 3C2. Title to the Claim was subsequently transferred to Nova in April 2009.  We have no experience in mining operations and it is not guaranteed that we will be able to locate diamonds in our claim, or that we will have the resources to capitalize on the Claim should we find commercially viable deposits.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

For the year ended, February 28, 2009, we had cash on hand of $4,431 and a working capital deficit of $126,770.

For the quarter ended, August 31, 2009, we had cash on hand of $2,646 and a working capital deficit of $129,084

Currently, we are a development state enterprise; as such, our ability to obtain additional financing may be substantially limited. If sufficient financing is not available or obtainable as and when needed, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment. We currently do not have any financing arrangements in place and there are no assurances that we will be able to acquire financing on acceptable terms or at all.

WE HAVE A SOLE OFFICER AND DIRECTOR.

Because management consists of only one person, Carmen Joseph Carbona, President and Principal Executive Officer of the Company and Secretary and Principal Financial Officer of the Company, he will be the only individual responsible in conducting the day-to-day operations of the Company while seeking a business combination.  We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our two officers and one director when selecting a target company.  We do not anticipate obtaining key man life insurance on Mr. Carbona. The loss of the services of Mr. Carbona would adversely affect the development of our business and our likelihood of continuing operations.

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

Legal remedies, which may be available to an investor in "penny stocks," are as follows:

(a) if "penny stock" is sold to an investor in violation of his or her rights listed above, or other federal or states securities laws, the investor may be able to cancel his or her purchase and get his or her money back.(b) if the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.(c) if the investor has signed an arbitration agreement, however, he or she may have to pursue his or her claim through arbitration.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31 Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVA MINING CORPORATION

Date: May 18, 2011

By: /s/ Carmen Joseph Carbona
Carmen Joseph Carbona
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial Officer)