Form 10-Q
period 2009-11-30
Nova Mining CORP
filed 2011-06-13
CIK 1372184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended November 30, 2009

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

(315) 558-3702
(Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 13, 2011, the Issuer had 6,000,000 shares of common stock issued and outstanding.

NOVA MINING CORPORATION
NOVEMBER 30, 2009

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets as of November 30, 2009 (Unaudited) and February 28, 2009	3
	Statements of Expenses For the three months ended November 30, 2009 and November 30, 2008 (Unaudited) For the nine months ended November 30, 2009 and November 30, 2008 (Unaudited) For the cumulative period from December 29, 2005 (Inception) to November 30, 2009 (Unaudited)	4
	Statements of Cash Flows For the nine months ended November 30, 2009 and November 30, 2008 (Unaudited) For the cumulative period from December 29, 2005 (Inception) to November 30, 2009 (Unaudited)	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	[Removed and Reserved]	14
Item 5.	Other Information	14
Item 6.	Exhibits	14
	SIGNATURES	15

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

Nova Mining Corporation
(An Exploration Stage Company)
BALANCE SHEETS

	November 30,	February 28,
	2009	2009
	(Unaudited)
ASSETS
Cash	$ 2,587	$ 4,431
Prepaid Expenses	-	5,000
Total Current Assets		9,431

Total Assets	$ 2,587	$ 9,431

LIABILITIES &STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$ 19,230	$ 15,191
Accrued Liabilities	5,000	11,010
Loan	110,000
Loan-related party	-	110,000

Total Liabilities	134,230	136,201

Stockholder's Equity (Deficit)
Common Stock, 100,000,000 shares Authorized; $0.00001 par value
6,000,000 shares Issued and Outstanding as of November 30, 2009
and February 28,2009	60	60
Additional Paid-In Capital	132,990	128,490
Deficit Accumulated During the Exploration Stage	(264,693)	(255,320)

Total Stockholder's Equity (Deficit)	(131,643)	(126,770)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$ 2,587	$ 9,431

The accompanying notes are an integral part of these unaudited financial statements

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Expenses
(Unaudited)
					Cumulative Since
	For the Three	For the Three	For the Nine	For the Nine	December 29, 2005
	Months Ended	Months Ended	Months Ended	Months Ended	(Date of Inception) to
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008	November 30, 2009

Revenues:	$ -	$ -	$ -	$ -	$ -

Expenses:
General and administrative expenses	2,559	10,402	9,373	65,671	190,755
Mining Property Costs	-	-	-	-	8,073
Mining Exploration Expense	-	-	-	8,380	15,865
Impairment of Loan Receivable	-	-	-	-	50,000
Total Operating Expenses	2,559	10,402	9,373	74,051	264,693

Operating Loss	(2,559)	(10,402)	(9,373)	(74,051)	(264,693)

Other Expense	-	-	-	-	-

Net Loss	$ (2,559)	$ (10,402)	$ (9,373)	$ (74,051)	$ (264,693)

Basic & Diluted Loss per Common Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted Average Common Shares Outstanding	6,000,000	6,000,000	6,000,000	6,000,000

The accompanying notes are an integral part of these unaudited financial statements

Nova Mining Corporation
(An Exploration Stage Company)
Statement of Cash Flows
(Unaudited)
			Cumulative Since
	For the Nine	For the Nine	December 29, 2005
	Months Ended	Months Ended	(Date of Inception) to
	November 30, 2009	November 30, 2008	November 30, 2009
CASH FLOWS FROM OPERATING
ACTIVITIES:	$ (9,373)	$ (74,051)	$ (264,693)
Net Loss
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock Issued for General and Administrative Expenses	-	-	50
Donated Consulting Services and Expenses	4,500	6,750	33,000
Changes in operating assets and liabilities:
Decrease in Prepaid Expenses	5,000	-	-
Increase in Accounts Payable	4,039	1	19,230
Increase in Accrued Liabilities	(6,010)	-	5,000
Net Cash used in Operating Activities	(1,844)	(67,300)	(207,413)

CASH FLOWS FROM INVESTING
Loan Receivable	-	(50,000)	-
Net Cash used in by Investing Activities	-	(50,000)	-

CASH FLOWS FROM FINANCING
Proceeds from Issuance of Common Stock	-	-	100,000
Proceeds from Loan related party	-	110,000	110,000
Net Cash Provided by Financing Activities	-	110,000	210,000

Net (Decrease) Increase in Cash	(1,844)	(7,300)	2,587
Cash at Beginning of Period	4,431	20,326	-

Cash at End of Period	$ 2,587	$ 13,026	$ 2,587

Non cash disclosures
Reclass of Loan-related party to loan third party	$ 110,000	$ -	$ 110,000

The accompanying notes are an integral part of these unaudited financial statements

NOVA MINING CORP.OG, INC.

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

These unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of November 30, 2009 the Company had accumulated losses of $264,693 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

In the years 2005 - 2008, the Company’s former President advanced to the Company an aggregate of $110,000. The advances are unsecured, non-interest bearing and due on demand. As of November 30, 2009 the Company owed $110,000 for these loans.  In 2009 Robert Thast resigned as President and is no longer a related party.  This amount is now a third party loan.

During the nine months ended November 31, 2009 the Company recognized a total of $4,500 for donated services at $500 per month and $1,500 for donated rent at $250 per month provided by the former President of the Company.  As of November 30, 2009 the Company had recognized a total of $33,000 for donated services.

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

As of November 30, 2009, we had cash on hand of $2,587 and a working capital deficit of $(131,643) As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

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

FINANCING REQUIREMENTS

From December 29, 2005 (Inception) to November 30, 2009, we have suffered cumulative losses in the amount of $(264,693). We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, we do not have any financing arrangements currently in place and there can be no assurance that we will be able to obtain sufficient financing when needed. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(264,693) for the period from December 29, 2005 to November 30, 2009, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing the company’s mining based business plan and the pursuit of other business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

At February 28, 2009, we had $4,431 cash on hand, and a deficit accumulated during the development stage of $(255,320). At November 31, 2009, we had $ 2,587 cash on hand, and a deficit accumulated during the development stage of $(264,693).  See “Liquidity and Capital Resources.”

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

At November 30, 2009, we had $2,587 cash on hand and an accumulated deficit of $(264,693).  Our primary source of liquidity has been from loans from a previous majority shareholder.  As of November 30, 2009, the Company owed $110,000 in amount loaned to the company.

Net cash used in operating activities was $1,844 during the nine-month period ended November 30, 2009.

Net cash provided by financing activities was $0 during the nine-month period ended November 30, 2009.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $(264,693) for the period from inception through November 30, 2009. The Company had net loss of $(9,373) for the nine months ended November 30, 2009 as compared to a net loss of $(74,051) for the nine months ended November 30, 2008.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans and advances.

WORKING CAPTIAL

As of February 28, 2009, the Company had total current assets of $9,431 and total current liabilities of $136,201, resulting in a working capital deficit of $(126,770) for the year end.  As of November 30, 2009, the Company had total current assets of $2,587 and total current liabilities of $134,230, resulting in working capital deficit of $(131,643) for the nine month period.

THREE MONTHS ENDED NOVEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2008

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $7,843, from $10,402 in the three months ended November 30, 2008, to $2,559 in the three months ended November 30, 2009.  Operating expenses for the three months comparison primarily consist of General and Administrative expenses (G&A). G&A expenses are made up primarily of office expense, accounting, and legal expenses. Such fees are paid to accountants and attorneys throughout the year for performing various tasks.

NINE MONTHS ENDED NOVEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 2008

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $56,298, from $74,051 in the nine months ended November 30, 2008, to $9,373 in the nine months ended November 30, 2009.  Operating expenses for the nine months comparison primarily consist of General and Administrative expenses (G&A) and Mining Exploration expense. G&A expenses are made up primarily of office expense, accounting, and legal expenses. Such fees are paid to accountants and attorneys throughout the year for performing various tasks.   There were no mining exploration expenses in nine months ended November 30, 2009.

COMMON STOCK

We are authorized by our Amended and Restated Articles of Incorporation to issue an aggregate of 100,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.00001 per share (the “Common Stock”). As of November 30, 2009, 6,000,000 shares of Common Stock were issued and outstanding and there were 39 shareholders of our Common Stock.

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

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

For the year ended, February 28, 2009, we had cash on hand of $4,431 and a working capital deficit of $(126,770).

For the quarter ended, November 30, 2009, we had cash on hand of $2,587 and a working capital deficit of $(131,643).

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT 31 Section 302 Certification of Chief Executive Officer and Chief Financial Officer

EXHIBIT 32 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NOVA MINING CORPORATION

Date: June 13, 2011

By: /s/ Carmen Joseph Carbona Carmen Joseph Carbona Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer (Principal Executive Officer) (Principal Financial Officer)