Form 10-K
period 2010-02-28
Nova Mining CORP
filed 2011-06-21
CIK 1372184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended February 28, 2010

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

 (Do not check if Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [ ] No [X]

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 21, 2011, the registrant had 6,000,000 shares of common stock outstanding.

NOVA MINING CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED FEBRUARY 28, 2010

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

ITEM 1. BUSINESS.

OVERVIEW

We were incorporated on December 29, 2005 under the laws of the State of Nevada.  From our inception until February 2009 we were engaged in the exploration of a claim knows as the Columbia VI Claim.  In February of 2009, based on a report from our consulting geologist, we abandoned the Columbia Claim.

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

COMPETITION

We are currently a mineral exploration company and as such we will compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we maybe compete will have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

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

WE HAVE LIMITED BUSINESS OPERATIONS AND A SINGLE MINING CLAIM. WE HAVE NOT IDENTIFIED ANY ALTERNATIVE BUSINESS OPPORTUNITIES.  OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS WILL CONSIST OF EXECUTING OUR BUSINESS PLAN AND LOCATING ADDITIONAL CLAIMS FOR EXPLORATION.

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

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

As at February 28, 2010, we had cash on hand of $2,531 and a working capital deficit of $(136,699) and an accumulated deficit of (269,749) since Inception.

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

We currently do not own any physical property or real property.

DESCRIPTION OF THE BITTERN LAKE CLAIM

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

CURRENT EXPLORATION PROGRAM

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

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Currently, there is no established public trading market for our securities. We can provide no assurance that a public market for our securities will ever materialize.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of February 28, 2010, there were 39 registered holders of record of our common stock. Some stockholders may hold their shares on deposit with brokers or investment bankers in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

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

As of February 28, 2010, we had cash on hand of $2,531 and a working capital deficit of $(136,699) and an accumulated deficit of (269,749). As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all. Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended February 28, 2010 that there currently exists substantial doubt about our ability to continue as a going concern.

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

FINANCING REQUIREMENTS

From December 29, 2005 (Inception) to February 28, 2010, we have suffered cumulative losses in the amount of $(269,749). We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, we do not have any financing arrangements currently in place and there can be no assurance that we will be able to obtain sufficient financing when needed. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(269,749) for the period from December 29, 2005 to February 28, 2010, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing the company’s mining based business plan and the pursuit of other business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

At February 28, 2010, we had $2,531 cash on hand, and a deficit accumulated during the development stage of $(269,749).  See “Liquidity and Capital Resources.”

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

At February 28, 2010, we had $2,531 cash on hand and an accumulated deficit of $(269,749).  Our primary source of liquidity has been from loans from a previous majority shareholder.  As of February 28, 2010, the Company owed $110,000 in amounts loaned to the company.

Net cash used in operating activities was $1,900 during the year ended February 28, 2010.

Net cash provided by financing activities was $0 during the year ended February 28, 2010.

Our expenses to date are largely due to professional fees that include accounting and legal fees.

To date, we have had zerol revenues and require additional financing in order to finance our business activities on an ongoing basis.  Our future capital requirements will depend on numerous factors, including, but not limited to, executing our mining based business plan and the ability to pursue other business opportunities. We are actively pursuing alternative financing and have had discussions with various third parties, although no firm commitments have been obtained to date.  In the interim, shareholders of the Company have agreed to meet our minimal operating expenses.  We believe that actions presently being taken to revise our operating and financial requirements provide the Company with the opportunity to continue as a “going concern,” although no assurances can be given.

NET LOSS FROM OPERATIONS

The Company had a net loss of $(269,749) for the period from inception through February 28, 2010. The Company had net loss of $(14,429) for the year ended February 28, 2010 as compared to a net loss of $(151,226) for the year ended February28, 2009.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans and advances.

WORKING CAPTIAL

As of February 28, 2009, the Company had total current assets of $9,431 and total current liabilities of $136,201, resulting in a working capital deficit of $(126,770) for the year end.  As of February 28, 2010, the Company had total current assets of $2,531 and total current liabilities of $139,230, resulting in working capital deficit of $(136,699) for the year end.

THE YEAR MONTHS ENDED FEBRUARY 28, 2010 COMPARED TO THE YEAR ENDED FEBRUARY 28, 2009

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $136,797, from $151,226 in the year ended February 28, 2009, to $14,429 in the year ended February 28, 2010.  Operating expenses primarily consist of General and Administrative expenses (G&A) and Mining Exploration expense. G&A expenses are made up primarily of office expense, accounting, and legal expenses. Such fees are paid to accountants and attorneys throughout the year for performing various tasks.   There were no mining exploration expenses in year ended February 28, 2010.

COMMON STOCK

We are authorized by our Amended and Restated Articles of Incorporation to issue an aggregate of 100,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.00001 per share (the “Common Stock”). As of February 28, 2010, 6,000,000 shares of Common Stock were issued and outstanding and there were 39 shareholders of our Common Stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS

NOVA MINING CORPORATION
FEBRUARY 28, 2010

Page

Report of Independent Registered Public Accounting Firm	13

Balance Sheets February 28, 2010 and 2009	14

Statements of Expenses For the years ended February 28, 2010 and 2009 and Cumulative since December 29, 2005 (Date of Inception) to February 28, 2010	15

Statement of Stockholders' Deficit Since December 29, 2005 (Date of Inception) to February 28, 2010	16

Statements of Cash Flows For years ended February 28, 2010 and 2009 and Cumulative since December 29, 2005 (Date of Inception) to February 28, 2010	17

Notes to Financial Statements	18-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nova Mining Corporation

(An Exploration Stage Company)

Vancouver BC Canada

We have audited the accompanying balance sheets of Nova Mining Corporation (an exploration stage company) (the “Company”) as of February 28, 2010 and February 28, 2009, and the related statements of expenses, cash flows and changes in stockholders' equity (deficit) for the years then ended and the period from December 29, 2005 (inception) through February 28, 2010. These financial statements are the responsibility of Nova's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova, as of February 28, 2010 and February 28, 2009, and the results of its operations and its cash flows for the years then ended and the period from December 29, 2005 (inception) through February 28, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONEBAILEY, LLP

MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

June 21, 2011

NOVA MINING CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	February 28,	February 28,
	2010	2009

ASSETS
Cash	$ 2,531	$ 4,431
Prepaid Expenses	-	5,000
Total Current Assets	2,531	9,431

Total Assets	$ 2,531	$ 9,431

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$ 19,230	$ 15,191
Accrued Liabilities	10,000	11,010
Short term debt	110,000	-
Loan from related party	-	110,000

Total Liabilities	139,230	136,201

Stockholder's Equity (Deficit)
Common Stock, 100,000,000 shares Authorized; $0.00001 par value
6,000,000 shares Issued and Outstanding as of February 28, 2010 and 2009	60	60
Additional Paid-In Capital	132,990	128,490
Deficit Accumulated During the Exploration Stage	(269,749)	(255,320)

Total Stockholder's Equity (Deficit)	(136,699)	(126,770)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$ 2,531	$ 9,431

The accompanying notes are an integral part of these financial statements

NOVA MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF EXPENSES

	For the Year Ended February 28, 2010	For the Year Ended February 28, 2009	Cumulative Since December 29, 2005 (Date of Inception) to February 28, 2010

Expenses:
General and administrative expenses	14,429	89,723	195,811
Mining Property Costs	-	-	8,073
Mining Exploration Expense	-	11,503	15,865
Impairment of Loan Receivable	-	50,000	50,000
Total Operating Expenses	14,429	151,226	269,749

Operating (Loss) Gain	(14,429)	(151,226)	(269,749)

Net Loss	$ (14,429)	$ (151,226)	$ (269,749)

Basic & Diluted Loss per Common Share	$ (0.00)	$ (0.03)

Weighted Average Common Shares
Outstanding	6,000,000	6,000,000

The accompanying notes are an integral part of these financial statements

NOVA MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from December 29, 2005 (Date of Inception) to February 28, 2010
				Deficit
				Accumulated
				During the	Total
	Common Stock		Donated	Development	Stockholders'
	Shares	Par Value	Capital	Stage	Equity Deficiency

Issuance of Common Stock for Cash at $0.00001 per share	$ 5,000,000	$ 50	$ -	$ -	$ 50

Donated Services and Expenses	-	-	1,500	-	1,500

Net Loss for the period	-	-	-	(19,515)	(19,515)

Balance as of February 28, 2006	5,000,000	50	1,500	(19,515)	(17,965)

Issuance of Common Stock for Cash at $0.10 per share	1,000,000	10	99,990	-	100,000

Donated Services and Expenses	-	-	9,000	-	9,000

Net Loss for the year	-	-	-	(27,738)	(27,738)

Balance as of February 28, 2007	6,000,000	60	110,490	(47,253)	63,297

Donated Services and Expenses	-	-	9,000	-	9,000

Net Loss for the year	-	-	-	(56,841)	(56,841)

Balance as of February 28, 2008	6,000,000	60	119,490	(104,094)	15,456

Donated Services and Expenses	-	-	9,000	-	9,000

Net Loss for the year	-	-	-	(151,226)	(151,226)

Balance as of February 28, 2009	6,000,000	$ 60	$ 128,490	(255,320)	(126,770)

Donated Services and Expenses	-	-	4,500	-	4,500

Net Loss for the year	-	-	-	(14,429)	(14,429)

Balance as of February 28, 2010	6,000,000	$ 60	$ 132,990	$ (269,749)	$ (136,699)

The accompanying notes are an integral part of these financial statements

NOVA MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS

			Cumulative Since
	For the Year	For the Year	December 29, 2005
	Ended	Ended	(Date of Inception) to
	February 28, 2010	February 28, 2009	February 28, 2010
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (14,429)	$ (151,226)	$ (269,749)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock Issued for General and Administrative Expenses	-	-	50
Donated Consulting Services and Expenses	4,500	9,000	33,000
Changes in operating assets and liabilities:
Decrease in Prepaid Expenses	-	-	(5,000)
Increase in Accounts Payable	4,039	14,246	19,230
Increase in Accrued Liabilities	3,990	2,085	15,000
Net Cash Provided by (Used in) Operating Activities	(1,900)	(125,895)	(207,469)

CASH FLOWS FROM INVESTING
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
Proceeds from Issuance of Common Stock	-	-	100,000
Proceeds from Loan related party	-	110,000	110,000
Net Cash Provided by Financing Activities	-	110,000	210,000

Net (Decrease) Increase in Cash	(1,900)	(15,895)	2,531
Cash at Beginning of Period	4,431	20,326	-

Cash at End of Period	$ 2,531	$ 4,431	$ 2,531

Non cash disclosures
Reclass of Loan-related party to loan third party	$ 110,000	$ -	$ 110,000

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

NOVA MINING CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business & Going Concern

Nova Mining Corporation (the “Company”) was incorporated in the State of Nevada on December 29, 2005. The Company is an Exploration Stage Company, as defined by Statement of ASC 915 “Development Stage Companies’. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its mineral claims contain reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of February 28, 2010 the Company had accumulated losses of $(269,749) since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company’s fiscal year-end is February 28.

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

Financial Instruments

The Company’s financial assets and liabilities consist of cash and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the short-term maturities of these instruments.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statment of ASC 740 "ACCOUNTING FOR INCOME TAXES" as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 128, "EARNINGS PER SHARE". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no dilutive securities outstanding as of February 28, 2010 and February 28, 2009.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Standards

There are no recent accounting pronouncements that would have a material impact on the Company’s financial statements.

NOTE 2 - INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $269,749 which commence expiring in 2026. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at February 28, 2010 and February 29, 2009 are scheduled below:

	February 28, 2010	February 28, 2009
Net Operating Loss Carryforwards	$ 269,749	$ 255,320
Statutory Tax Rate	35%	35%
Effective Tax Rate	--	--
Deferred Tax Asset	94,412	89,362
Valuation Allowance	(94,412)	(89,362)
Net Deferred Tax Asset	--	--

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Nova Mining will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast substantial doubt about Nova Mining’s ability to continue as a going concern.  Nova Mining has incurred net losses of approximately $269,749 for the period from (inception), December 29, 2005 to February 28, 2010, has had zero revenues and requires additional financing in order to finance its business activities on an ongoing basis. Nova Mining’s future capital requirements will depend on numerous factors including, but not limited to, executing its existing mining based business plan and the pursuit of business opportunities. Nova Mining is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of Nova Mining have committed to meeting its minimal operating expenses.

Management believes that actions presently being taken to revise Nova Mining’s operating and financial requirements provide them with the opportunity to continue as a going concern.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – MINERAL PROPERTIES

On February 1, 2006 the Company obtained the right to explore a mineral property located in British Columbia, Canada, in consideration for $2,500. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. The cost of the mineral property was initially capitalized. For the years ended February 28, 2007 and February 29, 2008, the Company recognized an impairment loss of $3,073 and $5,000, respectively, as it has not yet been determined whether there are proven or probable reserves on the property. As of February 28, 2010, all claim extensions have expired.

NOTE 5 – RELATED PARTY TRANSACTIONS

In the years 2005 - 2008, the Company’s former President advanced to the Company an aggregate of $110,000. The advances are unsecured, non-interest bearing and due on demand. As of February 28, 2010 the Company owes $110,000 for these loans.

During the years ended February 28, 2009 and February 28, 2010 the Company recognized a total of $9,000 and $4,500 respectively for each year for donated services at $500 per month and donated rent at $250 per month provided by the former President of the Company.  As of February 28, 2010 the Company had recognized a total of $33,000 for donated services.

As of February 28, 2010, all activities of Nova Mining have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Nova Mining for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 – COMMON STOCK TRANSACTIONS

On December 31, 2005, the Company issued 5,000,000 shares of common stock to the President of the Company at $0.00001 per share for cash proceeds of $50.

On November 24, 2006, the Company issued 1,000,000 shares of common stock at $0.10 per share for cash proceeds of $100,000.

NOTE 7 - SUBSQUENT EVENTS

During the month December 2010 and January 2011, a third party loaned the company  $13,455. The loan bears 18% simple interest annually and is payable on demand.

On February 17, 2011 a third party loaned the Company $200,000. This loan is payable on February 16, 2012 and is accruing 10% simple interest annually.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 22, 2007, we engaged MaloneBailey, LLP, an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors. We did not consult with MaloneBailey, LLP. on any accounting issues prior to engaging them as our auditors.

During the year ended February 28, 2010, there were no disagreements with MaloneBailey, LLP. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MaloneBailey, LLP would have caused MaloneBailey, LLP to make reference to the subject matter of the disagreement in its reports on our financial statements for such periods.

ITEM 9A. CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified in our Management's Report on Internal Control Over Financial Reporting included with our Annual Report on Form 10-K for the fiscal year ended February 28, 2010, which we view as an integral part of our disclosure controls and procedures.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is a brief description of the background and business experience of our former sole executive officer and director during the period presented in the report:

Name	Age	Positions
Andriy Volianuk	39	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director

Set forth below is a brief description of the background and business experience of our former sole executive officer and director during the period of February 28, 2010 presented in the report:

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

Effective November 30, 2010 Mr. Andriv Volianuk resigned as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and from our Board of Directors. There were no disagreements between Mr. Volianuk and us regarding any matter relating to our operations, policies or practices. Joseph C. Passsalaqua was appointed Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and from our Board of Directors. On March 31, 2011 Joseph C. Passalaqua resigned as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and from our Board of Directors. There were no disagreements between Mr. Passalaqua and us regarding any matter relating to our operations, policies or practices. As of March 31, 2011 Mr. Carmen Joseph Carbona is the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer in place of Mr. Passalaqua and Mr. Volianuk. The following table sets forth the name and positions of our sole executive officer and director as of the current date of filing of this report.

Name	Age	Positions
Carmen Joseph Carbona	51	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director

Carmen Joseph Carbona, 51, became Presdient and Sole Director of Nova Mining Corporation on March 31, 2011.  He has been employed by Health Direct, a division of Kinney Drugs, since July 2005 as a Pharmaceutical Representative providing hospitals, nursing homes, group homes, clinics, etc. in central New York with pharmaceuctical supplies.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities ("Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section
16(a). Based solely on our review of such reports received by us, no other reports were required for those persons. We believe that, during the year ended February 28, 2010, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION.

We did not pay any compensation to Mr. Volianuk, our former sole executive officer and director, during the fiscal year ended February 28, 2010. Mr. Volianuk donated his management services to us free of charge. The management services donated by Mr.Volianuk were valued at $500 per month.

As of current date of filing, June 21, 2011 the Company has paid $6,000 in compensation to Carmen Joseph Carbona for services rendered as our sole executive officer and director.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at February 28, 2010, we did not have any outstanding equity awards.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 28, 2010 and June 21, 2011 the date of this filing by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and Address of Beneficial Owner		Percentage of Common Stock*
Title of Class		Number of Shares of Common Stock *
5% SHAREHOLDERS (i)
Common Stock As of February 28, 2010)	Andriy Volianuk Former Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director	5,000,000	83.3%
Common Stock (As of June 21, 2011)	Half Moon Bay Holdings,LLC Majority Shareholder	5,000,000	83.3%

OFFICERS AND DIRECTORS (ii) and (iii)
Common Stock (As of February 28, 2010 and June 21, 2011)	Andriy Volianuk Former Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director	5,000,000	83.3%

* As of February 28, 2010 and June 21, 2011 (the current date of filing) there are 6,000,000 shares of

Common Stock issued and outstanding for Nova Mining Corporation.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 21, 2011. As of June 21, 2011, there were 6,000,000 shares of our common stock issued and outstanding.

CHANGES IN CONTROL

As of December 14, 2010 there was a change of control and 5,000,000 shares were transferred from Andriv Volianuk to Half Moon Bay Holdings, LLC of which the sole director is Joseph C. Passalaqua.  As of the current date of this filing, neither Andriv Volianuk or Joseph C. Passalaqua are officers or directors.

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

In 2007 -2009 we received loans of $110,000 (CAD) from our former sole executive officer and director, Mr. Robert Thast and these were disclosed as related party loans. As of February 28, 2010 Mr. Robert Thast has since resigned as officer and director and the $110,000 due to the Company has been reclassified as a third party loan. The loans are due on demand, unsecured and non-interest bearing.

DIRECTOR INDEPENDENCE

There is presently no public market for our common stock. As a result, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Carbona acts as our sole director and as our sole executive officer. As such, we do not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended February 28, 2010 and February 28, 2009 for professional services rendered by the principal accountant for the audit of the Corporation's financial statements  in our Annual Reports on Form 10K and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended February 28, 2010	Year Ended February 28, 2009
Audit Fees	$ 10,000	$ 10,000
Audit- Related Fees	$ NIL	$ NIL
Tax Fees	$ NIL	$ NIL
All Other Fees	$ NIL	$ NIL
Total	$ 10,000	$ 10,000

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

NOVA MINING CORPORATION

Date: June 21, 2011	By: /s/ Carmen Joseph Carbona
Carmen Joseph Carbona Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer) (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 21, 2011	By: /s/ Carmen Joseph Carbona
Carmen Joseph Carbona Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer) (Principal Financial Officer)