Form 10-Q
period 2010-11-30
Nova Mining CORP
filed 2011-06-24
CIK 1372184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended November 30, 2010

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

NOVA MINING CORPORATION
NOVEMBER 30, 2010

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets as of November 30, 2010 (Unaudited) and February 28, 2010	3
	Statements of Expenses For the three months ended November 30, 2010 and November 30, 2009 (Unaudited) For the nine months ended November 30, 2010 and November 30, 2009 (Unaudited For the cumulative period from December 29, 2005 (Inception) to November 30, 2010 (Unaudited))	4
	Statements of Cash Flows For the nine months ended November 30, 2010 and November 30, 2009 (Unaudited) For the cumulative period from December 29, 2005 (Inception) to November 30, 2010 (Unaudited))	5
	Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis or Plan of Operation	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	[Removed and Reserved]	16
Item 5.	Other Information	16
Item 6.	Exhibits	16
	SIGNATURES	17

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

Nova Mining Corporation
(An Exploration Stage Company)
BALANCE SHEETS

	November 30,	February 28,
	2010	2010
	(Unaudited)
ASSETS
Cash	$ 2,395	$ 2,531
Total Current Assets	2,395	2,531

Total Assets	$ 2,395	$ 2,531

LIABILITIES &STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$ 20,116	$ 19,230
Accrued Liabilities	17,500	10,000
Short term debt	110,000	110,000

Total Liabilities	147,616	139,230

Stockholder's Equity (Deficit)
Common Stock, 100,000,000 shares Authorized; $0.00001 par value
6,000,000 shares Issued and Outstanding as of November 30, 2010
and February 28, 2010	60	60
Additional Paid-In Capital	132,990	132,990
Deficit Accumulated During the Exploration Stage	(278,271)	(269,749)

Total Stockholder's Equity (Deficit)	(145,221)	(136,699)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$ 2,395	$ 2,531

The accompanying notes are an integral part of these unaudited financial statements

Nova Mining Corporation
(An Exploration Stage Company)
Statements of Expenses
(Unaudited)
					Cumulative Since
	For the Three	For the Three	For the Nine	For the Nine	December 29, 2005
	Months Ended	Months Ended	Months Ended	Months Ended	(Date of Inception) to
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009	November 30, 2010

Expenses:
General and administrative expenses	3,324	2,559	8,522	9,373	204,333
Mining Property Costs	-	-	-	-	8,073
Mining Exploration Expense	-	-	-	-	15,865
Impairment of Loan Receivable	-	-	-	-	50,000
Total Operating Expenses	3,324	2,559	8,522	9,373	278,271

Operating (Loss) Gain	(3,324)	(2,559)	(8,522)	(9,373)	(278,271)

Net Loss	$ (3,324)	$ (2,559)	$ (8,522)	$ (9,373)	$ (278,271)

Basic & Diluted Loss per Common Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares
Outstanding	6,000,000	6,000,000	6,000,000	6,000,000

The accompanying notes are an integral part of these unaudited financial statements

Nova Mining Corporation
(An Exploration Stage Company)
Statement of Cash Flows
(Unaudited)

			Cumulative Since
	For the Nine	For the Nine	December 29, 2005
	Months Ended	Months Ended	(Date of Inception) to
	November 30, 2010	November 30, 2009	November 30, 2010
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (8,522)	$ (9,373)	(278,271)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock Issued for General and Administrative Expenses	-	-	50
Donated Consulting Services and Expenses	-	4,500	33,000
Changes in operating assets and liabilities:
Decrease in Pre-Paid Expense	-	5,000	(5,000)
Increase in Accounts Payable	886	4,039	20,116
Increase in Accrued Liabilities	7,500	(6,010)	22,500
Net Cash used in Operating Activities	(136)	(1,844)	(207,605)

CASH FLOWS FROM FINANCING
Proceeds from Issuance of Common Stock	-	-	100,000
Proceeds from Loan	-	-	110,000
Net Cash Provided by Financing Activities	-	-	210,000

Net (Decrease) Increase in Cash	(136)	(1,844)	2,395
Cash at Beginning of Period	2,531	4,431	-

Cash at End of Period	$ 2,395	$ 2,587	$ 2,395

Non cash disclosures
Reclass of Loan-related party to loan third party	$ -	$ 110,000	$ 110,000

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these unaudited financial statements

NOVA MINING CORP.OG, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business & Going Concern

Nova Mining, Corp. (“Nova Mining” or the “Company”), was incorporated in the State of Nevada on December 29, 2005. The Company is an Exploration Stage Company, as defined by Statement of ASC 915 (Development Stage Companies). The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its mineral claims contain reserves that are economically recoverable.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company’s fiscal year-end is February 28.

The accompanying unaudited interim financial statements of Nova Mining have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Nova's audited 2010 annual financial statements and notes thereto contained in Nova Mining 's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in

Nova Mining's fiscal 2010 financial statements have been omitted.

Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Nova Mining will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast substantial doubt about Nova Mining’s ability to continue as a going concern.  Nova Mining has incurred net losses of approximately $(278,271) for the period from (inception), December 29, 2005 to November 30, 2010, has had limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. Nova Mining’s future capital requirements will depend on numerous factors including, but not limited to, executing its existing mining based business plan and the pursuit of business opportunities. Nova Mining is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of Nova Mining have committed to meeting its minimal operating expenses.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

In the years 2005 - 2008, the Company’s former President advanced to the Company an aggregate of $110,000. The advances are unsecured, non-interest bearing and due on demand. As of November 30, 2010 the Company owes $110,000 for these loans.

During the years ended February 28, 2009 and February 28, 2010 the Company recognized a total of $9,000 and $4,500 respectively for each year for donated services at $500 per month and donated rent at $250 per month provided by the former President of the Company.  As of November 30, 2010 the Company had recognized a total of $33,000 for donated services.

As of November 30, 2010, all activities of Nova Mining have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Nova Mining for the use of these facilities and there are no commitments for future use of the facilities.

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

As of November 30, 2010, we had cash on hand of $2,395 and a working capital deficit of $(145,221).As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

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

FINANCING REQUIREMENTS

From December 29, 2005 (Inception) to November 30, 2010, we have suffered cumulative losses in the amount of $(278,271). We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, we do not have any financing arrangements currently in place and there can be no assurance that we will be able to obtain sufficient financing when needed. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(278,271) for the period from December 29, 2005 to November 30, 2010, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing the company’s mining based business plan and the pursuit of other business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

At February 28, 2010, we had $2,531 on hand, and a deficit accumulated during the development stage of $(269,749) At November 30, 2010, we had $ 2,395 cash on hand, and a deficit accumulated during the development stage of $(278,271).  See “Liquidity and Capital Resources.”

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

At November 30, 2010, we had $2,395 cash on hand and an accumulated deficit of $(278,271).  Our primary source of liquidity has been from loans from a previous majority shareholder.  As of November 30, 2010, the Company owed $110,000 in amount loaned to the company.

Net cash used in operating activities was $136 during the nine-month period ended November 30, 2010.

Net cash provided by financing activities was $0 during the nine-month period ended November 30, 2010.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $(278,271) for the period from inception through November 30, 2010. The Company had net loss of $(8,522) for the nine months ended November 30, 2010 as compared to a net loss of $(9,373) for the nine months ended November 30, 2009.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans and advances.

WORKING CAPTIAL

As of February 28, 2010, the Company had total current assets of $2,531 and total current liabilities of $139,230, resulting in working capital deficit of $(136,699) for the year end.  As of November 30, 2010, the Company had total current assets of $2,395 and total current liabilities of $147,616, resulting in a working capital deficit of $(145,221) for the nine month period.

THREE MONTHS ENDED NOVEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2009

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $765, from $2,559 in the three months ended November 30, 2009, to $3,324 in the three months ended November 30, 2010.  Operating expenses for the three months comparison primarily consist of General and Administrative expenses (G&A). G&A expenses are made up primarily of office expense, accounting, and legal expenses. Such fees are paid to accountants and attorneys throughout the year for performing various tasks.

NINE MONTHS ENDED NOVEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 2009

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $851, from $9,373 in the nine months ended November 30, 2009, to $8,522 in the nine months ended November 30, 2010.  Operating expenses for the three months comparison primarily consist of General and Administrative expenses (G&A). G&A expenses are made up primarily of office expense, accounting, and legal expenses. Such fees are paid to accountants and attorneys throughout the year for performing various tasks.

COMMON STOCK

We are authorized by our Amended and Restated Articles of Incorporation to issue an aggregate of 100,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.00001 per share (the “Common Stock”). As of November 30, 2010, 6,000,000 shares of Common Stock were issued and outstanding and there were 39 shareholders of our Common Stock.

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

For the nine months ended, November 30, 2010, we had cash on hand of $2,395 and a working capital deficit of $(145,221).

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