Form 10-Q
period 2011-08-31
Nova Mining CORP
filed 2011-09-16
CIK 1372184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended August 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 000-52668

NOVA MINING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	45-2753483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2903 ½ Frank Gay Rd. Marcellus, New York	13108
(Address of principal executive offices)	(Zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 16, 2011, the Issuer had 6,000,000 shares of common stock issued and outstanding.

NOVA MINING CORPORATION
AUGUST 31, 2011

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets as of August 31, 2011 and February 28, 2011 (Unaudited)	3
	Statements of Expenses For the three months ended August 31, 2011 and August 31, 2010 (Unaudited) For the six months ended August 31, 2011 and August 31, 2010 (Unaudited) For the cumulative period from December 29, 2005 (Inception) to August 31, 2011 (Unaudited))	4
	Statements of Cash Flows For the six months ended August 31, 2011 and August 31, 2010 (Unaudited) For the cumulative period from December 29, 2005 (Inception) to August 31, 2011 (Unaudited))	5-6
	Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis or Plan of Operation	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	[Removed and Reserved]	16
Item 5.	Other Information	16
Item 6.	Exhibits	16
	SIGNATURES	17

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

NOVA MINING CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
Unaudited

	August 31,	February 28,
	2011	2011

ASSETS

Cash	$ 6,952	$ 197,266
Total Current Assets	6,952	197,266

Total Assets	$ 6,952	$ 197,266

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$ 4,623	$ 19,159
Interest payable	10,685	1,159
Accrued liabilities	2,000	22,500
Short term debt -related party	-	107,634
Notes payable	310,000	213,455

Total Liabilities	327,308	363,907

Stockholders' Deficit
Common Stock, 100,000,000 shares Authorized; $0.00001 par value 6,000,000 shares issued and outstanding respectively	60	60
Additional Paid-In Capital	132,990	132,990
Deficit Accumulated During the Exploration Stage	(453,406)	(299,691)

Total Stockholder's Deficit	(320,356)	(166,641)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 6,952	$ 197,266

The accompanying notes are an integral part of these unaudited financial statements

NOVA MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF EXPENSES
(Unaudited)
					Cumulative Since
	For the Three	For the Three	For the Six	For the Six	December 29, 2005
	Months Ended	Months Ended	Months Ended	Months Ended	(Date of Inception) to
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010	August 31, 2011

Expenses:
General and administrative expenses	$ 8,822	$ 2,563	$129,965	$ 5,198	$ 354,559
Mining property costs	-	-	-	-	8,073
Mining exploration expense	-	-	13,595	-	29,460
Impairment of loan receivable	-	-	-	-	50,000
Total Operating Expenses	8,822	2,563	143,560	5,198	442,092

Operating loss	(8,822)	(2,563)	(143,560)	(5,198)	(442,092)

Other Expenses:
Interest expense	(5,041)	-	(10,155)	-	(11,314)

Net loss	$ (13,863)	$ (2,563)	$ (153,715)	$ (5,198)	$ (453,406)

Basic & Diluted Loss per Common Share	$ (0.00)	$ (0.00)	$ (0.03)	$ (0.00)

Weighted Average Common Shares Outstanding	6,000,000	6,000,000	6,000,000	6,000,000
The accompanying notes are an integral part of these unaudited financial statements

NOVA MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			Cumulative Since
	For the Six	For the Six	December 29, 2005
	Months Ended	Months Ended	(Date of Inception) to
	August 31, 2011	August 31, 2010	August 31, 2011
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (153,715)	$ (5,198)	$ (453,406)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock Issued for General and Administrative Expenses	-	-	50
Donated Consulting Services and Expenses	-	-	33,000
Changes in operating assets and liabilities:
Prepaid expenses	-	-	(5,000)
Accounts payable	(14,536)	-	4,623
Interest payable	9,526	99	10,685
Accrued liabilities	(20,500)	5,000	7,000
Net Cash Used in Operating Activities	(179,225)	(99)	(403,048)

CASH FLOWS FROM FINANCING
Proceeds from issuance of common stock	-	-	100,000
Proceeds from loan - related party	-	-	110,000
Proceeds from loan - other	2,366	-	215,821
Payment on notes payable	(13,455)	-	(15,821)
Net Cash Used in Financing Activities	(11,089)	-	410,000

Net (Decrease) Increase in Cash	(190,314)	(99)	6,952
Cash at Beginning of Period	197,266	2,531	-

Cash at End of Period	$ 6,952	$ 2,432	$ 6,952

Non cash disclosures
Reclass of loan-related party to loan- third party	$ -	$ -	$ 110,000

Supplemental Disclosures
Interest paid	$ 629	$ -	$ 629
Income taxes paid	$ -	$ -	$ -

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

Several conditions and events cast substantial doubt about Nova Mining’s ability to continue as a going concern.  Nova Mining has incurred net losses of $453,406 for the period from (inception), December 29, 2005 to August 31, 2011, has had limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. Nova Mining’s future capital requirements will depend on numerous factors including, but not limited to, executing its existing mining based business plan and the pursuit of business opportunities. Nova Mining is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of Nova Mining have committed to meeting its minimal operating expenses.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

As of August 31, 2011 the Company has paid the President, Carmen Joseph Carbona $10,000 in compensation for services rendered as Sole Officer and Director of the Company.

As of August 31, 2011, all activities of Nova Mining have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Nova Mining for the use of these facilities and there are no commitments for future use of the facilities.

NOTE  3 – NOTES PAYABLE

In the years 2005 - 2008, the Company’s former President advanced to the Company an aggregate of $110,000. The advances are unsecured, non-interest bearing and due on demand. During 2011, the Company applied $2,366 toward this amount while the previous President was temporarily in possession of the Company’s funds from a closed bank account before it was deposited into the Company’s new bank account. The amount of $2,366 applied in payment was reversed when it was deposited into the Company’s new bank account by the previous President. As of August 31, 2011 this advance has been reclassified and is no longer a related party and the Company owes $110,000 for these loans.

During the months of December 2010 and January 2011, a third party loaned the company $13,455. The loan bears 18% simple interest annually and is payable on demand. In March 2011 $13,455 in principal and $629 in interest was paid in full on this note. As of August 31, 2011 the Company owes $0 in principal and $0 in interest on this note.

In the years 2005 - 2008, the Company’s former President advanced to the Company an aggregate of $110,000. The advances are unsecured, non-interest bearing and due on demand. During 2011, the Company applied $2,366 toward this amount while the previous President was temporarily in possession of the Company’s funds from a closed bank account before it was deposited into the Company’s new bank account. The amount of $2,366 applied in payment was reversed when it was deposited into the Company’s new bank account by the previous President. As of August 31, 2011 the Company owes $110,000 for these loans.

On February 17, 2011 a third party loaned the Company $200,000. This loan is unsecured and payable on February 16, 2012 and is accruing 10% simple interest annually. As of August 31, 2011 the Company owes $200,000 in principal and $10,685 in interest on this note.

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

As of August 31, 2011, we had cash on hand of $6,952 and a working capital deficit of $(320,356). As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

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

FINANCING REQUIREMENTS

From December 29, 2005 (Inception) to August 31, 2011, we have suffered cumulative losses in the amount of $(453,406). We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, we do not have any financing arrangements currently in place and there can be no assurance that we will be able to obtain sufficient financing when needed. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of $453,406 for the period from December 29, 2005 to August 31, 2011, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing the company’s mining based business plan and the pursuit of other business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

At February 28, 2011, we had $197,266 on hand, and a deficit accumulated during the development stage of $(299,691). At August 31, 2011, we had $ 6,952 cash on hand, and a deficit accumulated during the development stage of $(453,406).  See Liquidity and Capital Resources.”

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

At August 31, 2011, we had $6,952 cash on hand and an accumulated deficit of $453,406.  Our primary source of liquidity has been from loans from a previous majority shareholder and loans from an outside party.  As of August 31, 2011, the Company owed $310,000 in amounts loaned to the company.

Net cash used in operating activities was $179,225 during the six-month period ended August 31, 2011.

Net cash provided by financing activities was $11,089 during the six-month period ended August 31, 2011.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $453,406 for the period from inception through August 31, 2011. The Company had net loss of $153,715 for the six months ended August 31, 2011 as compared to a net loss of $5,198 for the six months ended August 31, 2010.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans and advances.

WORKING CAPTIAL

As of February 28, 2011, the Company had total current assets of $197,266 and total current liabilities of $363,907, resulting in working capital deficit of $166,641.  As of August 31, 2011, the Company had total current assets of $6,952 and total current liabilities of $327,308, resulting in a working capital deficit of $320,356.

THREE MONTHS ENDED AUGUST 31, 2011 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2010

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $6,259 from $2,563 in the three months ended August 31, 2010, to $8,822 in the three months ended August 31, 2011.  Operating expenses for the three months comparison primarily consist of General and Administrative expenses (G&A). G&A expenses are made up primarily of office expense, accounting, and legal expenses. Such fees are paid to accountants and attorneys throughout the year for performing various tasks.

SIX MONTHS ENDED AUGUST 31, 2011 COMPARED TO THE  SIX MONTHS ENDED AUGUST 31, 2010

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $138,362 from $5,198 in the six months ended August 31, 2010, to $143,560 in the six months ended August 31, 2011.  Operating expenses for the six months comparison primarily consist of General and Administrative expenses (G&A). G&A expenses are made up primarily of office expense, accounting, and legal expenses. Such fees are paid to accountants and attorneys throughout the year for performing various tasks.

COMMON STOCK

We are authorized by our Amended and Restated Articles of Incorporation to issue an aggregate of 100,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.00001 per share (the “Common Stock”). As of August 31, 2011, 6,000,000 shares of Common Stock were issued and outstanding and there were 40 shareholders of our Common Stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to lack of segregation of duties  identification of a material weakness in our internal control over financial reporting which is identified in our Management's Report on Internal Control Over Financial Reporting included with our Annual Report on Form 10-K for the fiscal year ended February 28, 2011, which we view as an integral part of our disclosure controls and procedures.

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

For the six months ended, August 31, 2011, we had cash on hand of $6,952 and a working capital deficit of $(320,356).

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

Date: September 16, 2011

By: /s/ Carmen Joseph Carbona
Carmen Joseph Carbona
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer, and Director
(Principal Executive Officer)
(Principal Financial Officer)