Form 10-K/A
period 2011-02-28
Nova Mining CORP
filed 2011-11-02
CIK 1372184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. `See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of November 2, 2011, the registrant had 6,000,000 shares of common stock outstanding.

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

SIGNIFICANT EMPLOYEES

We have no significant employees other than our President and Vice President.

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

WE HAVE LIMITED OFFICERS AND DIRECTORS

Because management consists of only two persons, while seeking a business combination, Carmon Joseph Carbona , President, CEO, CFO and Duncan Bain,Vice President, will be the only individuals responsible in conducting the day-to-day operations of the Company.  We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our two officers when selecting a target company.  Mr. Carbona and Mr. Bain anticipate devoting only a limited amount of time per month to the business of the Company.  Mr. Carbona and Mr. Bain  current have a written employment agreement with the Company, however we do not anticipate obtaining key man life insurance on Mr.Carbona or Mr. Bain. The loss of the services of Mr. Carbona and Mr. Bain would adversely affect development of our business and our likelihood of continuing operations.

WE DEPEND ON MANAGEMENT AND MANAGEMENT’S PARTICIPATION IS LIMITED

We will be entirely dependent upon the experience of our officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding our operations.  It is possible that, from time to time, the inability of such persons to devote their full time attention to the Company will cause the Company to lose an opportunity.

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

On October 27, 2011 the Company issued a press release announcing that on October 27, 2011 its Board of Directors had declared a 5-for-1 split of its common stock.  The split will be effectuated in the form of a stock dividend to shareholders of record on November 11, 2011.

As of the date of this filing, November 2, 2011 the stock dividend is not effective, the expected effective pay date will be November 14, 2011 the day the shares are issued. There will not be a mandatory exchange of certificates.

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

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 9A, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii)  include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not comply with the requirements in (i) and (ii) above.

Our Chief Executive Officer and Chief Financial Officer Carmen Joseph Carbona, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report February 28, 2011 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, our internal control over financial reporting does not provide assurance that a misstatement of our financial statements would be prevented or detected.

Subsequent to filing on June 29, 2011 our Annual Report on Form 10-K for the year ended February 28, 2011 and on November 2, 2011 the Amendment to our Annual Report on Form 10-K/A for the year ended February 28, 2011 with the Commission, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in the Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

Our independent public accountant, Malone Bailey LLC, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Malone Bailey LLC expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on February 28, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

On March 31, 2011 Mr. Carmen Joseph Carbona was appointed the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Director from our Board of Directors in place of Mr. Passalaqua. Joseph C. Passalaqua resigned as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and from our Board of Directors. There were no disagreements between Mr. Passalaqua and us regarding any matter relating to our operations, policies or practices. On September 1, 2011 Duncan Bain was appointed the Company’s Vice President.

Set forth below is a brief description of the background and business experience of our current officers and directors as of the current date of filing. The following table sets forth the name and positions of our current officers and directors as of November 2, 2011.

Name	Age	Positions
Carmen Joseph Carbona	51	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director
Duncan Bain	57	Vice President

Carmen Joseph Carbona, 51, was appointed President and Sole Director of Nova Mining Corporation on March 31, 2011.  He has been employed by Health Direct, a division of Kinney Drugs, since July 2005 as a Pharmaceutical Representative providing hospitals, nursing homes, group homes, clinics, etc. in central New York with pharmaceutical supplies.

Duncan Bain, 57, was appointed Vice President of Nova Mining Corporation on September 1, 2011. Mr. Bain is currently and has been president of Duncan Bain Consulting, Ltd. for the past twenty-five years. He earned a B.Sc. and a Ph. D. in geology from the University of Western Ontario in 1977 and 2010, respectively. He is a member of the Professional Geoscientists of British Columbia and Ontario.

TERMS OF OFFICE

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our President and Vice President.

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

AUDIT COMMITTEE FINANCIAL EXPERT

Our President, CEO, and CFO acts as our audit committee. Mr. Carbona does not meet the definition of an "audit committee financial expert." We believe that the cost related to appointing a financial expert to our board of directors at this time is prohibitive.

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

As of current date of filing, November 2, 2011 the Company has paid $14,000 in compensation to Carmen Joseph Carbona for services rendered as our President, Chief Executive Officer, Chief Financial Officer and Director and $5,000 in compensation to Duncan Bain for services rendered as our Vice President.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at February 28, 2011, we did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

We  have an employment contract with our President, CEO, and CFO Joseph Carmen Carbona to received $2,000 monthly for services rendered as an officer and an employment contract with our Vice Presdient Duncan Bain to receive $2,500 monthly for services rendered as an officer..

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 28, 2011 and November 2, 2011 the date of this filing by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and Address of Beneficial Owner		Percentage of Common Stock*
Title of Class		Number of Shares of Common Stock*
5% SHAREHOLDERS (i)
Common Stock (As of February 28, 2011)	Half Moon Bay Holdings,LLC ** Majority Shareholder	5,000,000	83.3%

Common Stock (As of November 2, 2011)	Half Moon Bay Holdings,LLC** Majority Shareholder	5,000,000	83.3%

OFFICERS AND DIRECTORS (ii) (iii)
Common Stock (As of February 28, 2011)	Half Moon Bay Holdings,LLC ** Majority Shareholder	5,000,000	83.3%
Common Stock (As of November 2, 2011)	N/A	-	-

* As of February 28, 2011 and November 2, 2011, the current date of filing there were 6,000,000 shares of common stock issued and outstanding for Nova Mining Corporation.

** Joseph C. Passalaqua is the Sole Officer and Director of Half Moon Bay Holdings, LLC.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 2, 2011. On October 27, 2011 the Company issued a press release announcing that on October 27, 2011 its Board of Directors had declared a 5-for-1 split of its common stock.  As of the date of this filing, November 2, 2011, the split will be effectuated in the form of a stock dividend to shareholders of record on November 11, 2011 and the expected effective pay date will be November 14, 2011 the day the shares are issued. There will not be a mandatory exchange of certificates. As of November 2, 2011 there are 6,000,000 shares of common stock outstanding.

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

NOVA MINING CORPORATION

Date: November 2, 2011                By: /s/ Carmen Joseph Carbona

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

Date: November 2, 2011                By: /s/ Carmen Joseph Carbona

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