Form 10-Q/A
period 2011-05-31
Nova Mining CORP
filed 2011-11-02
CIK 1372184

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 2, 2011, the Issuer had 6,000,000 shares of common stock issued and outstanding.

NOVA MINING CORPORATION
MAY 31, 2011

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets as of May 31, 2011 (Unaudited) and February 28, 2011	3
	Statements of Expenses For the three months ended May 31, 2011 and May 30, 2010 (Unaudited) For the cumulative period from December 29, 2005 (Inception) to May 31, 2011 (Unaudited))	4
	Statements of Cash Flows For the three months ended May 31, 2011 and May 30, 2010 (Unaudited) For the cumulative period from December 29, 2005 (Inception) to May 31, 2011 (Unaudited))	5-6
	Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis or Plan of Operation	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13-14

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	[Removed and Reserved]	16
Item 5.	Other Information	16
Item 6.	Exhibits	16
	SIGNATURES	17

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

THREE MONTHS ENDED MAY 31, 2011 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2010

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $132,103, from $2,635 in the three months ended May 30, 2010, to $134,738 in the three months ended May 31, 2011.  Operating expenses for the three months comparison primarily consist of General and Administrative expenses (G&A). G&A expenses are made up primarily of office expense, accounting, and legal expenses. Such fees are paid to accountants and attorneys throughout the year for performing various tasks.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 4., the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii)  include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not comply with the requirements in (i) and (ii) above.

Our Chief Executive Officer and Chief Financial Officer Carmen Joseph Carbona, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report May 31, 2011 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on May 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WE HAVE LIMITED OFFICERS AND DIRECTORS

Because management consists of only two persons, while seeking a business combination, Carmon Joseph Carbona , President, CEO, CFO and Duncan Bain,Vice Presdient, will be the only individuals responsible in conducting the day-to-day operations of the Company.  We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our two officers when selecting a target company.  Mr. Carbona and Mr. Bain anticipate devoting only a limited amount of time per month to the business of the Company.  Mr. Carbona and Mr. Bain  current have a written employment agreement with the Company, however we do not anticipate obtaining key man life insurance on Mr.Carbona or Mr. Bain. The loss of the services of Mr. Carbona and Mr. Bain would adversely affect development of our business and our likelihood of continuing operations.

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