Form 10-K/A
period 2011-02-28
Nova Mining CORP
filed 2011-11-07
CIK 1372184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of November 7, 2011, the registrant had 6,000,000 shares of common stock outstanding.

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

As of the date of this filing, November 7, 2011 the stock dividend is not effective, the expected effective pay date will be November 14, 2011 the day the shares are issued. There will not be a mandatory exchange of certificates.

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

As of February 28, 2011, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K on June 29, 2011 for the year ended February 28, 2011 on June 29, 2011 , filing Amendment No.1  to our Annual Report on Form 10-K/A for the year ended February 28, 2011 on November 7, 2011 and filing Amendment No.2 to our Annual Report on Form 10-K/A for the year ended February 28, 2011 on November 7, 2011 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels. Our independent public accountant, Malone Bailey LLC, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Malone Bailey LLC expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

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

Set forth below is a brief description of the background and business experience of our current officers and directors as of the current date of filing. The following table sets forth the name and positions of our current officers and directors as of November 7, 2011.

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

As of current date of filing, November 7, 2011 the Company has paid $14,000 in compensation to Carmen Joseph Carbona for services rendered as our President, Chief Executive Officer, Chief Financial Officer and Director and $5,000 in compensation to Duncan Bain for services rendered as our Vice President.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 28, 2011 and November 7, 2011 the date of this filing by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and Address of Beneficial Owner		Percentage of Common Stock*
Title of Class		Number of Shares of Common Stock*
5% SHAREHOLDERS (i)
Common Stock (As of February 28, 2011)	Half Moon Bay Holdings,LLC ** Majority Shareholder	5,000,000	83.3%

Common Stock (As of November 7, 2011)	Half Moon Bay Holdings,LLC** Majority Shareholder	5,000,000	83.3%

OFFICERS AND DIRECTORS (ii) (iii)
Common Stock (As of February 28, 2011)	Half Moon Bay Holdings,LLC ** Majority Shareholder	5,000,000	83.3%
Common Stock (As of November 7, 2011)	N/A	-	-

* As of February 28, 2011 and November 7, 2011, the current date of filing there were 6,000,000 shares of common stock issued and outstanding for Nova Mining Corporation.

** Joseph C. Passalaqua is the Sole Officer and Director of Half Moon Bay Holdings, LLC.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 7, 2011. On October 27, 2011 the Company issued a press release announcing that on October 27, 2011 its Board of Directors had declared a 5-for-1 split of its common stock.  As of the date of this filing, November 7, 2011, the split will be effectuated in the form of a stock dividend to shareholders of record on November 11, 2011 and the expected effective pay date will be November 14, 2011 the day the shares are issued. There will not be a mandatory exchange of certificates. As of November 7, 2011 there are 6,000,000 shares of common stock outstanding.

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

NOVA MINING CORPORATION

Date: November 7, 2011                By: /s/ Carmen Joseph Carbona

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

Date: November 7, 2011                By: /s/ Carmen Joseph Carbona

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