Form 10-Q
period 2011-11-30
Nova Mining CORP
filed 2011-12-29
CIK 1372184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended November 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 29, 2011, the Issuer had 30,000,000 shares of common stock issued and outstanding.

NOVA MINING CORPORATION
NOVEMBER 30, 2011

	PART I – FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Balance Sheets as of November 30, 2011 and February 28, 2011 (Unaudited)	3
	Statements of Expenses For the three months ended November 30, 2011 and November 30, 2010 (Unaudited) For the nine months ended November 30, 2011 and November 30, 2010 (Unaudited) For the cumulative period from December 29, 2005 (Inception) to November 30, 2011 (Unaudited)	4
	Statements of Cash Flows For the nine months ended November 30, 2011 and November 30, 2010 (Unaudited) For the cumulative period from December 29, 2005 (Inception) to November 30, 2011 (Unaudited)	5
	Notes to Financial Statements	6-7
Item 2.	Management’s Discussion and Analysis or Plan of Operation	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	[Removed and Reserved]	16
Item 5.	Other Information	16
Item 6.	Exhibits	17
	SIGNATURES	18

ITEM 1. FINANCIAL INFORMATION

NOVA MINING CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
Unaudited

	November 30,	February 28,
	2011	2011

ASSETS

Cash	$ 9,037	$ 197,266
Total Current Assets	9,037	197,266

Total Assets	$ 9,037	$ 197,266

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$ 3,773	$ 19,159
Interest payable	20,636	1,159
Accrued liabilities	2,000	22,500
Short term debt -related party	-	107,634
Notes payable	350,000	213,455

Total Liabilities	376,409	363,907

Stockholders' Deficit

Preferred Stock, 100,000,000 shares Authorized; $0.00001 par value no shares issued and outstanding as of November 30, 2011 and February 28, 2011	-	-
Common Stock, 100,000,000 shares Authorized; $0.00001 par value 30,000,000 shares issued and outstanding, respectively	300	300
Additional Paid-In Capital	132,750	132,750
Deficit Accumulated During the Exploration Stage	(500,422)	(299,691)

Total Stockholder's Deficit	(367,372)	(166,641)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 9,037	$ 197,266

The accompanying notes are an integral part of these unaudited financial statements

NOVA MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF EXPENSES
(Unaudited)

					Cumulative Since
	For the Three	For the Three	For the Nine	For the Nine	December 29, 2005
	Months Ended	Months Ended	Months Ended	Months Ended	(Date of Inception) to
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010	November 30, 2011

Expenses:
General and administrative expenses	$ 37,065	$ 3,324	$ 167,030	$ 8,522	$ 391,624
Mining property costs	-	-	-	-	8,073
Mining exploration expense	-	-	13,595	-	29,460
Impairment of loan receivable	-	-	-	-	50,000
Total Operating Expenses	37,065	3,324	180,625	8,522	479,157

Operating loss	(37,065)	(3,324)	(180,625)	(8,522)	(479,157)

Other Expenses:
Interest expense	(9,951)	-	(20,106)	-	(21,265)

Net loss	$ (47,016)	$ (3,324)	$ (200,731)	$ (8,522)	$ (500,422)

Basic & Diluted Loss per Common Share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted Average Common Shares Outstanding	30,000,000	6,000,000	30,000,000	6,000,000

The accompanying notes are an integral part of these unaudited financial statements 4

NOVA MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			Cumulative Since
	For the Nine	For the Nine	December 29, 2005
	Months Ended	Months Ended	(Date of Inception) to
	November 30, 2011	November 30, 2010	November 30, 2011
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (200,731)	$ (8,522)	$ (500,422)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock Issued for General and Administrative Expenses	-	-	50
Donated Consulting Services and Expenses	-	-	33,000
Changes in operating assets and liabilities:
Prepaid expenses	-	-	(5,000)
Accounts payable	(15,386)	886	3,773
Interest payable	19,477	-	20,636
Accrued liabilities	(20,500)	7,500	7,000
Net Cash Used in Operating Activities	(217,140)	(136)	(440,963)

CASH FLOWS FROM FINANCING
Proceeds from issuance of common stock	-	-	100,000
Proceeds from loan - related party	-	-	110,000
Proceeds from loan - other	42,366	-	255,821
Payment on notes payable	(13,455)	-	(15,821)
Net Cash Provided by Financing Activities	28,911	-	450,000

Net (Decrease) Increase in Cash	(188,229)	(136)	9,037
Cash at Beginning of Period	197,266	2,531	-

Cash at End of Period	$ 9,037	$ 2,395	$ 9,037

Non cash disclosures
Reclass of loan-related party to loan- third party	$ -	$ -	$ 110,000
5-1 Stock Dividend Issued	$ 240		$ 240

Supplemental Disclosures
Interest paid	$ 629	$ -	$ 629
Income taxes paid	$ -	$ -	$ -

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

Several conditions and events cast substantial doubt about Nova Mining’s ability to continue as a going concern.  Nova Mining has incurred net losses of  $500,422 for the period from (inception), December 29, 2005 to November 30, 2011, has had limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. Nova Mining’s future capital requirements will depend on numerous factors including, but not limited to, executing its existing mining based business plan and the pursuit of business opportunities. Nova Mining is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of Nova Mining have committed to meeting its minimal operating expenses.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

As of November 30, 2011 the Company has paid the President, Carmen Joseph Carbona $16,000 in compensation for services rendered as President and Director.

As of November 30, 2011 the Company has paid the Vice President, Duncan Bain $7,500 in compensation for services rendered as Vice President and Director.

As of November 30, 2011, all activities of Nova Mining have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Nova Mining for the use of these facilities and there are no commitments for future use of the facilities.

NOTE  3 – NOTES PAYABLE

In the years 2005 - 2008, the Company’s former President advanced to the Company an aggregate of $110,000. The advances are unsecured, non-interest bearing and due on demand. During 2011, the Company applied $2,366 toward this amount while the previous President was temporarily in possession of the Company’s funds from a closed bank account before it was deposited into the Company’s new bank account. The amount of $2,366 applied in payment was reversed when it was deposited into the Company’s new bank account by the previous President. As of September 1, 2011 this amount has been purchased by an outside party and is no longer owed to the Company’s former President.

During the months of December 2010 and January 2011, a third party loaned the company $13,455. The loan bears 18% simple interest annually and was payable on demand. In March 2011 $13,455 in principal and $629 in interest was paid in full on this note. As of November 30, 2011 the Company owes $0 in principal and $0 in interest on this note.

On February 17, 2011 a third party loaned the Company $200,000. This loan is unsecured and payable on February 17, 2012 and is accruing 10% simple interest annually. As of November 30, 2011 the Company owes $200,000 in principal and $15,671 in interest on this note.

September 1, 2011 a third party purchased the $110,000 owed to the former President of the Company and this amount was transferred to a promissory note on that date.  This loan is unsecured and payable on August 31, 2012 and is accruing 15% simple interest annually. As of November 30, 2011 the Company owes $110,000 in principal and $4,114 in interest on this note.

On September 16, 2011 a third party loaned the Company $25,000. This loan is unsecured and payable on September 15, 2012 and is accruing 15% simple interest annually. As of November 30, 2011 the Company owes $25,000 in principal and $771 in interest on this note.

On November 18, 2011 a third party loaned the Company $15,000. This loan is unsecured and payable on November 17, 2012 and is accruing 15% simple interest annually. As of November 30, 2011 the Company owes $15,000 in principal and $80 in interest on this note.

NOTE 4 - COMMON STOCK AND PREFERRED STOCK TRANSACTIONS

On October 27, 2011 the Company declared a stock dividend of five common shares for each common share on record. The total number of shares to be distributed is 24,000,000. Since the total number of shares to be issued exceed 25% of the common shares outstanding, the transaction is recorded as a stock split and offset to additional paid in capital at par value and the effect of the issuance is applied retroactively to all periods presented.

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

As of November 30, 2011, we had cash on hand of $9,037 and a working capital deficit of $(367,372). As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

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

FINANCING REQUIREMENTS

From December 29, 2005 (Inception) to November 30, 2011, we have suffered cumulative losses in the amount of $(500,422). We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, we do not have any financing arrangements currently in place and there can be no assurance that we will be able to obtain sufficient financing when needed. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of $500,422 for the period from December 29, 2005 to November 30, 2011, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing the company’s mining based business plan and the pursuit of other business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

At February 28, 2011, we had $197,266 on hand, and a deficit accumulated during the development stage of $(299,691). At November 30, 2011, we had $ 9,037 cash on hand, and a deficit accumulated during the development stage of $(500,422).  See Liquidity and Capital Resources.”

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

At November 30, 2011, we had $9,037 cash on hand and an accumulated deficit of $500,422.  Our primary source of liquidity has been from loans from a previous majority shareholder and loans from outside parties.  As of November 30, 2011, the Company owed $350,000 in principal and $20,636 in interest on amounts loaned to the company.

Net cash used in operating activities was $217,140 during the nine-month period ended November 30, 2011.

Net cash provided by financing activities was $28,911 during nine-month period ended November 30, 2011.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $500,422 for the period from inception through November 30, 2011. The Company had net loss of $200,731 for the nine months ended November 30, 2011 as compared to a net loss of $8,522 for the nine months ended November 30, 2010.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans and advances.

WORKING CAPTIAL

As of February 28, 2011, the Company had total current assets of $197,266 and total current liabilities of $363,907, resulting in working capital deficit of $166,641.  As of November 30, 2011, the Company had total current assets of $9,037 and total current liabilities of $376,409, resulting in a working capital deficit of $367,372.

THREE MONTHS ENDED NOVEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2010

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $33,741 from $3,324 in the three months ended November 30, 2010, to $37,065 in the three months ended November 30, 2011.  Operating expenses for the three months comparison primarily consist of General and Administrative expenses (G&A). G&A expenses are made up primarily of office expense, accounting, and legal expenses. Such fees are paid to accountants and attorneys throughout the year for performing various tasks.

NINE MONTHS ENDED NOVEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 2010

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $172,103 from $8,522 in the nine months ended November 30, 2010, to $180,625 in the nine months ended November 30, 2011.  Operating expenses for the nine months comparison primarily consist of General and Administrative expenses (G&A). G&A expenses are made up primarily of office expense, accounting, and legal expenses. Such fees are paid to accountants and attorneys throughout the year for performing various tasks.

COMMON STOCK AND PREFERRED STOCK

We are authorized by our Amended and Restated Articles of Incorporation and our Additional Articles of Incorporation to issue an aggregate of 200,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.00001 per share (the “Common Stock”) and 100,000,000 are shares of preferred stock (the “Preferred Stock”), par value $0.00001 per share.  As of November 30, 2011, 30,000,000 shares of Common Stock were issued and outstanding and there were 21 shareholders of our Common Stock and 0 shares of Preferred Stock were issued and outstanding.

On October 27, 2011 the Company declared a stock dividend of five common shares for each common share on record. The total number of shares to be distributed is 24,000,000. Since the total number of shares to be issued exceed 25% of the common shares outstanding, the transaction is recorded as a stock split and offset to additional paid in capital at par value and the effect of the issuance is applied retroactively to all periods presented.

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

Our Chief Executive Officer and Chief Financial Officer Carmen Joseph Carbona, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report November 30, 2011 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the third fiscal quarter ended November 30, 2011 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 28, 2011, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended February 28, 2011 on June 29, 2011, filing Amendment No.1  to our Annual Report on Form 10-K/A for the year ended February 28, 2011 on November 2, 2011 and filing Amendment No.2 to our Annual Report on Form 10-K/A for the year ended February 28, 2011 on November 7, 2011 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels. Our independent public accountant, Malone Bailey LLP, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Malone Bailey LLP expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

Our independent public accountant, Malone Bailey LLC, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Malone Bailey LLP expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

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

For the nine months ended, November 30, 2011, we had cash on hand of $9,037 and a working capital deficit of $(367,372).

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

WE HAVE LIMITED OFFICERS AND DIRECTORS

Because management consists of only two persons, while seeking a business combination, Carmon Joseph Carbona, President, CEO, CFO and Duncan Bain, Vice President, will be the only individuals responsible in conducting the day-to-day operations of the Company.  We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our two officers when selecting a target company.  Mr. Carbona and Mr. Bain anticipate devoting only a limited amount of time per month to the business of the Company.  Mr. Carbona and Mr. Bain currently have a written employment agreement with the Company, however we do not anticipate obtaining key man life insurance on Mr.Carbona or Mr. Bain. The loss of the services of Mr. Carbona and Mr. Bain would adversely affect development of our business and our likelihood of continuing operations.

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

None.

ITEM 6. EXHIBITS

EXHIBIT 31 Section 302 Certification of Chief Executive Officer and Chief Financial Officer

EXHIBIT 32 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101*

Interactive Data Files for Nova Mining Corp. 10Q for the Period Ended November 30, 2011

101.INS*

XBRL Instance Document

101.SCH*

XBRL Taxonomy Extension Schema Document

101.CAL*

XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*

XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*

XBRL Taxonomy Extension Extension Label Linkbase Document

101.PRE*

XBRL Taxonomy Extension Extension Presentation Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, these interactive date files are deemed not filed or part of the registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVA MINING CORPORATION

Date: December 29, 2011

By: /s/ Carmen Joseph Carbona
Carmen Joseph Carbona
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer, and Director
(Principal Executive Officer)
(Principal Financial Officer)