Form 10-K
period 2012-02-29
Nova Mining CORP
filed 2012-04-23
CIK 1372184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended February 29, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 Par Value Per Share. Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. "See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fourth fiscal quarter: $6,500,000, based on a price of $1.30, being the price at which the registrant last sold shares of its common stock.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of April 23, 2012, the registrant had 30,000,000 shares of common stock outstanding.

NOVA MINING CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED FEBRUARY 29, 2012

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

On February 15, 2012 we, entered into an option agreement with Natural Resources Recovery Guyana (NRRG), an affiliated company of CFG, LLC. NRRG is in the business of gold, diamond, and timber harvesting. The option agreement is for a period of sixty (60) days beginning from the date of the agreement. Nova Mining Corp. paid $5,000 for this option right. The assets for placement are five (5) concessions of gold, diamond, and timber harvesting interest which equates to 6,000 acres of land with the licenses and permits rights in the country of Guyana.

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

SIGNIFICANT EMPLOYEES

The Company has two employees: Duncan Bain, President and Carmen Joseph Carbona, Non-Executive Chairman of the Board of Directors.

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

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

As at February 29, 2012, we had cash assets of $4,581 and a working capital deficit of $(404,442) and an accumulated deficit of $537,492 since Inception. Currently, we do not have a specific business plan, nor have we identified any suitable alternative business opportunities. As such, our ability to obtain additional financing may be substantially limited. If sufficient financing is not available or obtainable as and when needed, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment. We currently do not have any financing arrangements in place and there are no assurances that we will be able to acquire financing on acceptable terms or at all.

WE HAVE LIMITED OFFICERS AND DIRECTORS

Because management consists of only two persons, while seeking a business combination, Duncan Bain, President, CEO, CFO and Carmen Joseph Carbona, Non-Executive Chairman of the Board of Directors, will be the only individuals responsible in conducting the day-to-day operations of the Company.  We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our two officers when selecting a target company.  Mr. Bain and Mr. Carbona anticipate devoting only a limited amount of time per month to the business of the Company.  Mr. Bain and Mr. Carbona have a written employment agreement with the Company, however we do not anticipate obtaining key man life insurance on Mr. Bain and Mr.Carbona. The loss of the services of Mr. Bain and Mr. Carbona would adversely affect development of our business and our likelihood of continuing operations.

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

ITEM 2. PROPERTIES.

Principal executive offices:

2903 ½ Frank Gay Rd.

Marcellus, New York  13108

Telephone number is: (315) 558-3702

This location is the office our Non-Executive Chairman of the Board of Directors, Carmen Joseph Carbona.

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

On February 15, 2012 we, entered into an option agreement with Natural Resources Recovery Guyana (NRRG), an affiliated company of CFG, LLC. NRRG is in the business of gold, diamond, and timber harvesting. The option agreement is for a period of sixty (60) days beginning from the date of the agreement. Nova Mining Corp. paid $5,000 for this option right. The assets for placement are five (5) concessions of gold, diamond, and timber harvesting interest which equates to 6,000 acres of land with the licenses and permits rights in the country of Guyana.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any legal proceedings and, to our knowledge, no such proceedings are pending, threatened or contemplated.

ITEM 4. MINING SAFTEY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Currently, there is no established public trading market for our securities. We can provide no assurance that a public market for our securities will ever materialize.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of February 29, 2012, there were 44 registered holders of record of our common stock. Some stockholders may hold their shares on deposit with brokers or investment bankers in the name of stock depositories.

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

On October 27, 2011 the Company issued a press release announcing that on October 27, 2011 its Board of Directors had declared a 5-for-1 split of its common stock.  The split was effectuated in the form of a stock dividend to shareholders of record on November 16, 2011. There was not a mandatory exchange of certificates.

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

On February 15, 2012 we, entered into an option agreement with Natural Resources Recovery Guyana (NRRG), an affiliated company of CFG, LLC. NRRG is in the business of gold, diamond, and timber harvesting. The option agreement is for a period of sixty (60) days beginning from the date of the agreement. Nova Mining Corp. paid $5,000 for this option right. The assets for placement are five (5) concessions of gold, diamond, and timber harvesting interest which equates to 6,000 acres of land with the licenses and permits rights in the country of Guyana.

As of February 29, 2012, we had cash assets of $4,581 and a working capital deficit of $(404,442) and an accumulated deficit of (537,492). As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

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

FINANCING REQUIREMENTS

From December 29, 2005 (Inception) to February 29, 2012, we have suffered cumulative losses in the amount of $537,492. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, outside party loans and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, we do not have any financing arrangements currently in place and there can be no assurance that we will be able to obtain sufficient financing when needed. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $537,492 for the period from December 29, 2005 to February 29, 2012, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing the company’s mining based business plan and the pursuit of other business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

At February 29, 2012, we had $4,851 in cash assets, $409,023 in liabilities, and a deficit accumulated during the development stage of $537,492.  See “Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

It is the intent of our management, stockholders, and specifically the majority Shareholder, Joseph Passalaqua and our President, Duncan Bain to provide sufficient working capital necessary to support and preserve the integrity of our Company as a corporate entity.  However, there is no legal obligation for either Mr. Passalaqua or Mr. Bain to provide additional future funding. If our management and/or Mr. Bain ceases to provide us the needed financing and we fail to identify any alternative sources of funding, there will be substantial doubt about our ability to continue as a “going concern”.

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

At February 29, 2012, we had $4,581 in cash assets $409,023 in liabilities, and a deficit accumulated during the development stage of $537,492. Our primary source of liquidity has been from loans from a majority shareholder and loans from outside parties.  As of February 29, 2012, the Company owed $370,000 in amounts loaned to the company.

Net cash used in operating activities was $241,596 during the year ended February 29, 2012.

Net cash provided by financing activities was $48,911 during the year ended February 29, 2012.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $537,492 for the period from inception through February 29, 2012. The Company had net loss of $237,801 for the year ended February 29, 2012 as compared to a net loss of $29,942 for the year ended February 28, 2011.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans and loans from outside parties.

WORKING CAPTIAL

As of February 28, 2011, the Company had total current assets of $197,266 and total current liabilities of $363,907, resulting in working capital deficit of $166,641 for the year end. As of February 29, 2012, the Company had total current assets of $4,581 and total current liabilities of $409,023, resulting in working capital deficit of $404,442 for the year end.

THE YEAR ENDED FEBRUARY 29, 2012 COMPARED TO THE YEAR ENDED FEBRUARY 28, 2011

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $178,094, from $28,783 in the year ended February 28, 2011, to $206,877 in the year ended February 29, 2012.  Operating expenses primarily consist of General and Administrative expenses (G&A) and Mining Exploration expense. G&A expenses are made up primarily of office expense, accounting, and legal expenses. Such fees are paid to accountants and attorneys throughout the year for performing various tasks.  There was $28,783 in General and Administrative expenses in year ended February 28, 2011 and $188,282 in General and Administrative expenses in the year ended February 29, 2012.  There was $0 in mining exploration expenses in year ended February 28, 2011 and $18,595 in mining exploration in the year ended February 29, 2012.

COMMON STOCK

We are authorized by our Amended and Restated Articles of Incorporation to issue an aggregate of 100,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.00001 per share (the “Common Stock”). As of February 29, 2012, 30,000,000 shares of Common Stock were issued and outstanding and there were 44 shareholders of our Common Stock.

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

ITEM 8. FINANCIAL STATEMENTS

NOVA MINING CORPORATION
FEBRUARY 29, 2012

Page

Report of Independent Registered Public Accounting Firm	13

Balance Sheets February 29, 2012 and 2011	14

Statements of Expenses For the years ended February 29, 2012 and February 28, 2011 and Cumulative since December 29, 2005 (Date of Inception) to February 29, 2012	15

Statement of Stockholders' Deficit Since December 29, 2005 (Date of Inception) to February 29, 2012	16-17

Statements of Cash Flows For years ended February 29, 2012 and February 28, 2011 and Cumulative since December 29, 2005 (Date of Inception) to February 29, 2012	18-19

Notes to Financial Statements	20-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nova Mining Corporation (an exploration stage company)
Vancouver, BC Canada

We have audited the accompanying balance sheets of Nova Mining Corporation (a exploration stage company), ( the “Company), as of February 29, 2012 and February 28, 2011, and the related statements of expenses, stockholders' deficit, and cash flows for the years then ended, and the period from December 29, 2005 (inception) through February 29, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the company as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for the years then ended and the period from December 29, 2005 (inception) through February 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Nova Mining Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

April 23, 2012

NOVA MINING CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	February 29,	February 28,
	2012	2011

ASSETS
Cash	$ 4,581	$ 197,266
Total Current Assets	4,581	197,266

Total Assets	$ 4,581	$ 197,266

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$ 2,470	$ 19,159
Accounts Payable - Related Party	1,100	-
Interest Payable	31,453	1,159
Accrued Liabilities	4,000	22,500
Notes Payable	370,000	321,089

Total Liabilities	409,023	363,907

Stockholder's Deficit
Common Stock, 100,000,000 shares Authorized; $0.00001 par value 30,000,000 shares Issued and Outstanding as of February 29, 2012 and February 28, 2011	300	300
Additional Paid-In Capital	132,750	132,750
Deficit Accumulated During the Exploration Stage	(537,492)	(299,691)

Total Stockholder's Deficit	(404,442)	(166,641)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$ 4,581	$ 197,266

The accompanying notes are an integral part of these audited financial statements

NOVA MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF EXPENSES

			Cumulative Since
	For the Year	For the Year	December 29, 2005
	Ended	Ended	(Date of Inception) to
	February 29, 2012	February 28, 2011	February 29, 2012

Expenses:
General and administrative expenses	$ 188,282	$ 28,783	$ 412,876
Mining Property Costs	-	-	8,073
Mining Exploration Expense	18,595	-	34,460
Impairment of Loan Receivable	-	-	50,000
Total Operating Expenses	206,877	28,783	505,409

Operating Loss	(206,877)	(28,783)	(505,409)

Other Income (Expense):
Interest Expense	(30,924)	(1,159)	(32,083)

Net Loss	$ (237,801)	$ (29,942)	$ (537,492)

Basic & Diluted Loss per Common Share	$ (0.01)	$ (0.00)

Weighted Average Common Shares Outstanding	30,000,000	30,000,000

The accompanying notes are an integral part of these audited financial statements

NOVA MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from December 29, 2005 (Date of Inception) to February 29, 2012
				Deficit
				Accumulated
				During the	Total
	Common Stock		Donated	Development	Stockholders'
	Shares	Par Value	Capital	Stage	Equity Deficiency

Issuance of Common Stock for Cash at $0.000002 per share	25,000,000	$ 250	$ (200)	$ -	$ 50

Donated Services and Expenses	-	-	1,500	-	1,500

Net Loss for the period	-	-	-	(19,515)	(19,515)

Balance as of February 28, 2006	25,000,000	250	1,300	(19,515)	(17,965)

Issuance of Common Stock for Cash at $0.02 per share	5,000,000	50	99,950	-	100,000

Donated Services and Expenses	-	-	9,000	-	9,000

Net Loss for the year	-	-	-	(27,738)	(27,738)

Balance as of February 28, 2007	30,000,000	300	110,250	(47,253)	63,297

Donated Services and Expenses	-	-	9,000	-	9,000

Net Loss for the year	-	-	-	(56,841)	(56,841)

Balance as of February 29, 2008	30,000,000	300	119,250	(104,094)	15,456

Donated Services and Expenses	-	-	9,000	-	9,000

Net Loss for the year	-	-	-	(151,226)	(151,226)

Balance as of February 28, 2009	30,000,000	300	128,250	(255,320)	(126,770)

Donated Services and Expenses	-	-	4,500	-	4,500

Net Loss for the year	-	-	-	(14,429)	(14,429)

Balance as of February 28, 2010	30,000,000	300	132,750	(269,749)	(136,699)

Net Loss for the year	-	-	-	(29,942)	(29,942)

Balance as of February 28, 2011	30,000,000	300	132,750	(299,691)	(166,641)

Net Loss for the year	-			(237,801)	(237,801)

Balance as of February 29, 2012	30,000,000	$ 300	$ 132,750	$ (537,492)	$ (404,442)

The accompanying notes are an integral part of these audited financial statements

NOVA MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS

			Cumulative Since
	For the Year	For the Year	December 29, 2005
	Ended	Ended	(Date of Inception) to
	February 29, 2012	February 28, 2011	February 29, 2012
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (237,801)	$ (29,942)	(537,492)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock Issued for General and Administrative Expenses	-	-	50
Donated Consulting Services and Expenses	-	-	33,000
Changes in operating assets and liabilities:
Prepaid Expenses	-	-	(5,000)
Accounts Payable	(16,689)	(71)	2,470
Accounts Payable - related party	1,100	-	1,100
Interest Payable	30,294	1,159	31,453
Accrued Liabilities	(18,500)	12,500	9,000
Net Cash Provided used in Operating Activities	(241,596)	(16,354)	(465,419)

CASH FLOWS FROM FINANCING
Proceeds from Issuance of Common Stock	-	-	100,000
Proceeds from Loans - Related Party	-	-	110,000
Payment on Loans	(13,455)	(2,366)	(15,821)
Proceeds from Loan - Other	62,366	213,455	275,821
Net Cash Provided by Financing Activities	48,911	211,089	470,000

Net (Decrease) Increase in Cash	(192,685)	194,735	4,581
Cash at Beginning of Period	197,266	2,531	-

Cash at End of Period	$ 4,581	$ 197,266	$ 4,581

Non cash disclosures

Reclass of Loan-Related Party to Loan- Third Party	$ -	$ -	$ 110,000
Temporary payment applied to Loan-Related Party until funds were re-deposited	-	2,366	2,366

Supplemental Disclosures
Interest paid	629	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these audited financial statements

NOVA MINING CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of February 29, 2012 the Company had accumulated losses of $537,492 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2011 and 2010 diluted net loss per share is equivalent to basic net loss per share as the company did not have any potentially dilutive securities outstanding

Cash and Cash Equivalents

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Nova Mining will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast substantial doubt about Nova Mining’s ability to continue as a going concern.  Nova Mining has incurred net losses of approximately $537,492 for the period from (inception), December 29, 2005 to February 29, 2012, has had zero revenues and requires additional financing in order to finance its business activities on an ongoing basis. Nova Mining’s future capital requirements will depend on numerous factors including, but not limited to, executing its existing mining based business plan and the pursuit of business opportunities. Nova Mining is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of Nova Mining have committed to meeting its minimal operating expenses.

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

NOTE 3 – MINERAL PROPERTIES

The Bittern Lake Project was registered on March 18, 2009 in the name of Duncan Bain, 49 Midale Crescent, London, Ontario, Canada N5X 3C2. Title to the Claim was subsequently transferred to Nova in April 2009. The Claim is located within the surveyed (southern) portion of Saskatchewan and is described in terms of legal sections and subdivisions.  To maintain the property in good standing, Saskatchewan Energy and Resources (SER) require proof of exploration expenditures, or cash payment in lieu, of $12 per hectare per year (after the first year). These assessment requirements amount to approximately $3,200 for the property.  On March 31, 2011, the Company paid the assessment to Saskatchewan Energy and Resources in lieu of work filed. On March 29, 2011 the Company re-engaged the services of BAIN to direct a Phase 1 Exploration Program on the Claim.  The Company has agreed to pay to BAIN approximately $20,000 for the exploration and subsequent report. The Company anticipates the Phase 1 report will include positive findings and form the basis for further exploration of the Claim.

NOTE 4 – RELATED PARTY TRANSACTIONS

In the years 2005 - 2008, the Company’s former President advanced to the Company an aggregate of $110,000. The advance was non-interest bearing and due on demand. As of February 29, 2012, this amount has been purchased by an outside party and is no longer owed to the Company’s former President.

As of February 29, 2012, all activities of Nova Mining have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Nova Mining for the use of these facilities and there are no commitments for future use of the facilities.

As of February 29, 2012, company is indebted to a related party for $1,100 for bookkeeping services received.

NOTE  5 – NOTES PAYABLE

On February 17, 2011, a third party loaned the Company $200,000. This loan is unsecured and was payable on February 17, 2012 and is now overdue and payable on demand. The note is accruing 10% simple interest annually. As of February 29, 2012 the Company owes $200,000 in principal and $20,657 in interest on this note.

On September 1, 2011, a third party purchased the $110,000 owed to the former President of the Company and this amount was transferred to a promissory note on that date.  This loan is unsecured and payable on August 31, 2012 and is accruing 15% simple interest annually. As of February 29, 2012 the Company owes $110,000 in principal and $8,228 in interest on this note.

On September 16, 2011, a third party loaned the Company $25,000. This loan is unsecured and payable on September 15, 2012 and is accruing 15% simple interest annually. As of February 29, 2012 the Company owes $25,000 in principal and $1,706 in interest on this note.

On November 18, 2011, a third party loaned the Company $15,000. This loan is unsecured and payable on November 17, 2012 and is accruing 15% simple interest annually. As of February 29, 2012 the Company owes $15,000 in principal and $641 in interest on this note.

On February 2, 2012, a third party loaned the Company $20,000. This loan is unsecured and payable on February 1, 2013 and is accruing 15% simple interest annually. As of February 29, 2012, the Company owes $20,000 in principal and $222 in interest on this note

NOTE 6 – COMMON STOCK TRANSACTIONS

On October 27, 2011 the Company issued a press release announcing that its Board of Directors had declared a 5-for-1 split of its common stock.  The split was effectuated in the form of a stock dividend to shareholders of record and certificates were issued on November 16, 2011. There was not a mandatory exchange of certificates.  Since the total number of shares to be issued exceed 25% of the common shares outstanding, the transaction is recorded as a stock split and offset to additional paid in capital at par value and the effect of the issuance is applied retroactively to all periods presented. As of February 29, 2012 there are 30,000,000 shares of common stock issued and outstanding.

NOTE 7 - INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $537,492 which commence expiring in 2027. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at February 29, 2012 and February 28, 2011 are scheduled below:

	February 29, 2012	February 28, 2011
Net Operating Loss Carryforwards	$ 537,492	$ 299,691
Statutory Tax Rate	35%	35%
Deferred Tax Asset	188,122	104,892
Valuation Allowance	(188,122)	(104,892)
Net Deferred Tax Asset	--	--

NOTE 8 – SUBSEQUENT EVENTS

On March 6, 2012, a third party loaned the Company $15,000. This loan is unsecured and payable on March 5, 2013 and is accruing 15% simple interest annually.

On March 20, 2012, a third party loaned the Company $15,000. This loan is unsecured and payable on March 19, 2013 and is accruing 15% simple interest annually.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Our Chief Executive Officer and Chief Financial Officer Duncan Bain, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report February 29, 2012 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of February 29, 2012, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended February 29, 2012 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels. Our independent public accountant, Malone Bailey LLP, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Malone Bailey LLP expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below is a brief description of the background and business experience of our former sole executive officer and director during the period presented in the report. The following table sets forth the name and positions of our sole executive officer and director as of the year ended February 28, 2011.

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

On March 31, 2011 Mr. Carmen Joseph Carbona was appointed the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Director from our Board of Directors in place of Mr. Passalaqua. Joseph C. Passalaqua resigned as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and from our Board of Directors. There were no disagreements between Mr. Passalaqua and us regarding any matter relating to our operations, policies or practices. On September 1, 2011, Duncan Bain was appointed the Company’s Vice President.

Set forth below is a brief description of the background and business experience of our current officers and directors as of the current date of filing. The following table sets forth the name and positions of our executive officers and directors as of the year ended February 29, 2012.

Name	Age	Positions
Carmen Joseph Carbona	51	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director
Duncan Bain	57	Vice President

On March 19, 2012 Mr. Duncan Bain was appointed the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer from our Board of Directors in place of Mr. Carbona. Carmen Joseph Carbona resigned as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and was appointed as Non-Executive Chairman of the Board of Directors. There were no disagreements between Mr. Carbona and us regarding any matter relating to our operations, policies or practices.

Set forth below is a brief description of the background and business experience of our current officers and directors as of the current date of filing. The following table sets forth the name and positions of our sole executive officer and director as of the date of the filing April 23, 2012.

Name	Age	Positions
Duncan Bain	57	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer
Carmen Joseph Carbona	51	Non-Executive Chairman of the Board of Directors

Carmen Joseph Carbona, 51, was appointed President of Nova Mining Corporation on March 31, 2011.  On March 19, 2012 he resigned as President and became the Company’s Non-Executive Chairman of the Board of Directors. He has been employed by Health Direct, a division of Kinney Drugs, since July 2005 as a Pharmaceutical Representative providing hospitals, nursing homes, group homes, clinics, etc. in central New York with pharmaceutical supplies.

Duncan Bain, 57, was appointed Vice President of Nova Mining Corporation on September 1, 2011. On March 19, 2012 Mr. Bain was appointed President of Nova Mining Corporation. Mr. Bain is currently and has been president of Duncan Bain Consulting, Ltd. for the past twenty-five years. He earned a B.Sc. and a Ph. D. in geology from the University of Western Ontario in 1977 and 2010, respectively. He is a member of the Professional Geoscientists of British Columbia and Ontario.

TERMS OF OFFICE

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

SIGNIFICANT EMPLOYEES

As of the fiscal year ended February 29, 2012, the Company has two employees, Carmon Joseph Carbona, President and Duncan Bain, Vice President.

On March 19, 2012 Duncan Bain became the Company’s President, CEO, and CFO and Carmen Joseph Carbona became the Company’s Non-Executive Chairman of the Board of Directors and both continue to be employees of the Company.

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

AUDIT COMMITTEE FINANCIAL EXPERT

As of the fiscal year ended February 29, 2012 Carmen Joseph Carbona was the Company’s President, CEO, and CFO acted as our audit committee. Mr. Carbona did not meet the definition of an "audit committee financial expert." We believe that the cost related to appointing a financial expert to our board of directors at this time is prohibitive.

On March 19, 2012 Duncan Bain became the Company’s President, CEO, and CFO and is now our acting audit committee. Mr. Bain does not meet the definition of an "audit committee financial expert." We believe that the cost related to appointing a financial expert to our board of directors at this time is prohibitive

DISCLOSURE COMMITTEE AND CHARTER

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities ("Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section
16(a). Based solely on our review of such reports received by us, no other reports were required for those persons. We believe that, during the year ended February 29, 2012, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION.

As of the fiscal year ended February 29, 2012 the Company has paid $22,000 in compensation to Carmen Joseph Carbona for services rendered as our President, Chief Executive Officer, Chief Financial Officer and Director and $15,000 in compensation to Duncan Bain for services rendered as our Vice President.

On March 19, 2012 Duncan Bain became the Company’s President, CEO, and CFO and Carmen Joseph Carbona became the Company’s Non-Executive Chairman of the Board of Directors

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at February 29, 2012, we did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

As of the fiscal year ended February 29, 2012 the Company had an employment contract with our President, CEO, and CFO Joseph Carmen Carbona to receive $2,000 monthly for services rendered as an officer and an employment contract with our Vice President Duncan Bain to receive $2,500 monthly for services rendered as an officer.

On March 19, 2012 Duncan Bain became the Company’s President, CEO, and CFO and Carmen Joseph Carbona became the Company’s Non-Executive Chairman of the Board of Directors. The employment agreement was amended for Duncan Bain to now receive $5,000 monthly for services rendered as an officer and $500 monthly for office rent. The employment contract with Carmen Joseph Carbona remained the same and he receives $2,000 monthly for services rendered as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 29, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and Address of Beneficial Owner		Percentage of Common Stock*
Title of Class		Number of Shares of Common Stock*
5% SHAREHOLDERS (i)

Common Stock (As of February 29, 2012)	Half Moon Bay Holdings, LLC** Majority Shareholder	25,000,000	84%

OFFICERS AND DIRECTORS (ii) (iii)
Common Stock (As of February 29, 2012)	N/A	0	N/A

* As of February 29, 2012 there were 30,000,000 shares of common stock issued and outstanding respectively for Nova Mining Corporation.

** Joseph C. Passalaqua is the Sole Officer and Director of Half Moon Bay Holdings, LLC.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 29, 2012.

On October 27, 2011 the Company issued a press release announcing that its Board of Directors had declared a 5-for-1 split of its common stock.  The split was effectuated in the form of a stock dividend to shareholders of record  and certificates were issued on November 16, 2011. There was not a mandatory exchange of certificates.  As of February 29, 2012 there are 30,000,000 shares of common stock issued and outstanding.

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

In 2007 -2009 we received loans of $110,000 (CAD) from our former sole executive officer and director, Mr. Robert Thast and these were disclosed as related party loans. As of February 29, 2012 Mr. Robert Thast has since resigned as officer and director and the $110,000 due to the Company has been reclassified as a third party loan.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended February 29, 2012 and February 28, 2011 for professional services rendered by the principal accountant for the audit of the Corporation's financial statements  in our Annual Reports on Form 10K and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended February 29, 2012	Year Ended February 28, 2011
Audit Fees	$11,500	$ 12,500
Audit- Related Fees	$ NIL	$ NIL
Tax Fees	$ NIL	$ NIL
All Other Fees	$ NIL	$ NIL
Total	$11,500	$ 12,500

PART IV

ITEM 15. EXHIBITS.

Exhibit	Exhibit Description
31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

NOVA MINING CORPORATION

Date: April 23, 2012 By: /s/ Duncan Bain Duncan Bain Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer (Principal Executive Officer) (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 23, 2012 By: /s/ Carmen Joseph Carbona Carmen Joseph Carbona Non-Executive Chairman of the Board of Directors