Form 10-Q
period 2012-05-31
Nova Mining CORP
filed 2012-07-02
CIK 1372184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended May 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 333-136663

NOVA MINING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	45-2753483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9901 I.H. 10 West Suite 800 San Antonio, Texas	78230
(Address of principal executive offices)	(Zip code)

(210) 581-7753
(Registrant's telephone number, including area code)

2903 ½ Frank Gay Rd.

Marcellus, New York 13108
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 2, 2012, the Issuer had 30,000,000 shares of common stock issued and outstanding.

NOVA MINING CORPORATION
MAY 31, 2012

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets as of May 31, 2012 and February 29, 2012 (Unaudited)	3
	Statements of Expenses For the three months ended May 31, 2012 and May 31, 2011 (Unaudited) For the cumulative period from December 29, 2005 (Inception) to May 31, 2012 (Unaudited))	4
	Statements of Cash Flows For the three months ended May 31, 2012 and May 31, 2011 (Unaudited) For the cumulative period from December 29, 2005 (Inception) to May 31, 2012 (Unaudited))	5
	Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis or Plan of Operation	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mining Safety Disclosure	16
Item 5.	Other Information	16
Item 6.	Exhibits	17
	SIGNATURES	18

ITEM 1. FINANCIAL INFORMATION

NOVA MINING CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)
	May 31,	February 29,
	2012	2012

ASSETS
Cash	$ 26,132	$ 4,581
Total Current Assets	26,132	4,581

Total Assets	$ 26,132	$ 4,581

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$ 1,250	$ 2,470
Accounts Payable - Related Party	-	1,100
Advance	30,000	-
Interest Payable	43,828	31,453
Accrued Liabilities	2,000	4,000
Notes Payable	440,000	370,000
Total Liabilities	517,078	409,023

Stockholder's Equity (Deficit)

Preferred Stock, 100,000,000 shares Authorized; $0.00001 par value 0 shares Issued and Outstanding as of May 31, 2012 and February 29, 2012	-	-
Common Stock, 100,000,000 shares Authorized; $0.00001 par value 30,000,000 shares Issued and Outstanding as of May 31, 2012 and February 29, 2012	300	300
Additional Paid-In Capital	132,750	132,750
Deficit Accumulated During the Exploration Stage	(623,996)	(537,492)

Total Stockholder's Equity (Deficit)	(490,946)	(404,442)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$ 26,132	$ 4,581

The accompanying notes are an integral part of these unaudited financial statements

NOVA MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF EXPENSES
(Unaudited)
			Cumulative Since
	For the Three	For the Three	December 29, 2005
	Months Ended	Months Ended	(Date of Inception) to
	May 31, 2012	May 31, 2011	May 31, 2012

Expenses:
General and administrative expenses	$ 69,129	$ 121,143	$ 482,005
Mining Property Costs	-	-	8,073
Mining Exploration Expense	5,000	13,595	39,460
Impairment of Loan Receivable	-	-	50,000
Total Operating Expenses	74,129	134,738	579,538

Operating Loss	(74,129)	(134,738)	(579,538)

Other Income (Expense):
Interest Expense	(12,375)	(5,114)	(44,458)

Net Loss	$ (86,504)	$ (139,852)	$ (623,996)

Basic & Diluted Loss per Common Share	$ (0.00)	$ (0.00)

Weighted Average Common
Shares Outstanding	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited financial statements

NOVA MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
			Cumulative Since
	For the Three	For the Three	December 29, 2005
	Months Ended	Months Ended	(Date of Inception) to
	May 31, 2012	May 31, 2011	May 31, 2012
CASH FLOWS FROM OPERATING
ACTIVITIES:	$ (86,504)	$ (139,852)	$ (623,996)
Net Loss
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock Issued for General and Administrative Expenses	-	-	50
Donated Consulting Services and Expenses	-	-	33,000
Changes in operating assets and liabilities:
Prepaid Expenses	-	-	(5,000)
Accounts Payable	(1,220)	(14,214)	1,250
Accounts Payable - related party	(1,100)	-	-
Interest Payable	12,375	4,485	43,828
Accrued Liabilities	(2,000)	2,500	7,000
Net Cash Provided used in Operating Activities	(78,449)	(147,081)	(543,868)

CASH FLOWS FROM FINANCING
Proceeds from Issuance of Common Stock	-	-	100,000
Proceeds from Loans - Related Party	-	-	110,000
Payment on Loans	-	(13,455)	(15,821)
Expenses Paid by Non-Related Party as Advance	30,000	-	30,000
Proceeds from Loan - Other	70,000	2,366	345,821
Net Cash (used in) Provided by Financing Activities	100,000	(11,089)	570,000

Net (Decrease) Increase in Cash	21,551	(158,170)	26,132
Cash at Beginning of Period	4,581	197,266	-

Cash at End of Period	$ 26,132	$ 39,096	$ 26,132

Non cash disclosures
Reclass of Loan-Related Party to Loan- Third Party	$ -	$ -	$ 110,000
Temporary payment applied to Loan-Related Party until funds were re-deposited	-	-	2,366

Supplemental Disclosures
Interest paid	-	629	629
Income taxes paid	-	-	-

The accompanying notes are an integral part of these unaudited financial statements

NOVA MINING CORP.OG, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Organization

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

Several conditions and events cast substantial doubt about Nova Mining’s ability to continue as a going concern.  Nova Mining has incurred net losses of  $623,996 for the period from (inception), December 29, 2005 to May 31, 2012, has had limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. Nova Mining’s future capital requirements will depend on numerous factors including, but not limited to, executing its existing mining based business plan and the pursuit of business opportunities. Nova Mining is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of Nova Mining have committed to meeting its minimal operating expenses.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

As of May 31, 2012, all activities of Nova Mining have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Nova Mining for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 3 - ADVANCES

As of May 31, 2012, a third party paid company expenses in the amount of $30,000. This amount is a non-interest bearing advance due by the Company.

NOTE  4 – NOTES PAYABLE

On September 1, 2011, a third party purchased the $110,000 owed to the former President of the Company and this amount was transferred to a promissory note on that date.  This loan is unsecured and payable on August 31, 2012 and is accruing 15% simple interest annually. As of February 29, 2012 the Company owes $110,000 in principal and $12,387 in interest on this note.

During the 3 months ended May 31, 2012, a third party loaned the Company $70,000.  Previously, during 2011 and 2012, that same entity loaned the Company $260,000. These loans are unsecured and payable a year from the signed note.  A $200,000 loan is accruing 10% simple interest annually and the remaining $130,000 in loans are accruing 15% simple interest annually. The $200,000 10% loan is past due since February 18, 2012. There is no default interest or penalty on this loan. As of May 21, 2012 the Company owes $330,000 in principal and $31,441 in interest on these notes.

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

On February 15, 2012 we, entered into a 60 day option agreement with Natural Resources Recovery Guyana (NRRG), an affiliated company of CFG, LLC. NRRG is in the business of gold, diamond, and timber harvesting. The option agreement is for a period of sixty (60) days beginning from the date of the agreement. Nova Mining Corp. paid $5,000 for this option right. The assets for placement are five (5) concessions of gold, diamond, and timber harvesting interest which equates to 6,000 acres of land with the licenses and permits rights in the country of Guyana.

On April 23, 2012 we, entered into a 60 day option agreement with Natural Resources Recovery Guyana (NRRG), an affiliated company of CFG, LLC. NRRG is in the business of gold, diamond, and timber harvesting. The option agreement is for a period of sixty (60) days beginning from the date of the agreement. Nova Mining Corp. paid $5,000 for this option right. The assets for placement are five (5) concessions of gold, diamond, and timber harvesting interest which equates to 6,000 acres of land with the licenses and permits rights in the country of Guyana.

RECENT CORPORATE DEVELOPMENTS

Effective May 21, 2012, a change of control took place and Clarent Services Corp. acquired from Half Moon Bay Holdings, LLC , 25,000,000 shares of common stock of the Registrant, representing all of Half Moon Bay’s holdings of the Registrant.  The shares constitute in the approximately 83.33% of the thirty million (30,000,000) issued and outstanding shares of common stock of the Company. There are no arrangements or understandings among members of the former and new control groups and their associates with respect to election of directors or other matters.

Effective May 21, 2012, Mr. Duncan Bain resigned as our President, Chief Executive Officer, and Chief Financial Officer and was appointed as our Vice President. There were no disagreements between Mr. Bain and us regarding any matter relating to our operations, policies or practices. Mr. James Dilger was appointed as President, Chief Executive Officer, and Chief Financial Officer in place of Mr. Bain.

Concurrently with the change of our President, we moved our principal executive offices to:

9901 I.H. 10 West Suite 800

San Antonio, Texas 78230

Our new telephone number is: (210) 581-7753

This location is the office our new President Mr. James Dilger.

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

As of May 31, 2012, we had cash on hand of $26,132 and a accumulated deficit of $(623,996). As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all. Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended February 29, 2012 that there currently exists substantial doubt about our ability to continue as a going concern.

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

FINANCING REQUIREMENTS

From December 29, 2005 (Inception) to May 31, 2012, we have suffered cumulative losses in the amount of $(623,996). We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, we do not have any financing arrangements currently in place and there can be no assurance that we will be able to obtain sufficient financing when needed. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of $(623,996) for the period from December 29, 2005 to May 31, 2012, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing the company’s mining based business plan and the pursuit of other business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

At February 29, 2012, we had $4,581 cash on hand, and a deficit accumulated during the development stage of $(537,492). At May 31, 2012, we had $26,132 cash on hand, and a deficit accumulated during the development stage of $(623,996).  See Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

 It is the intent of our management, stockholders and our President, James Dilger and Vice President, Duncan Bain to provide sufficient working capital necessary to support and preserve the integrity of our Company as a corporate entity.  However, there is no legal obligation for either Mr. Dilger or Mr. Bain to provide additional future funding. If our management and/or Mr. Dilger or Mr. Bain ceases to provide us the needed financing and we fail to identify any alternative sources of funding, there will be substantial doubt about our ability to continue as a “going concern”.

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

At May 31, 2012, we had $26,132 cash on hand and an accumulated deficit of $(623,996).  Our primary source of liquidity has been from loans from a previous majority shareholder and loans from outside parties, as well as company expenses paid by outside parties, booked as non-bearing advances. As of May 31, 2012, the Company owed $440,000 in principal on notes loaned to the company, $43,828 in interest on the notes and $30,000 in noninterest-bearing advances.

Net cash used in operating activities was $48,449 during the three-month period ended May 31, 2012.

Net cash provided by financing activities was $70,000 during three-month period ended May 31, 2012.

Our expenses to date are largely due to accounting fees, consulting fees and officer and director compensation.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $(623,996) for the period from inception through May 31, 2012. The Company had net loss of $(86,504) for the three months ended May 31, 2012 as compared to a net loss of $(139,852) for the three months ended May 31, 2011.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans, loans from outside parties and advances.

WORKING CAPTIAL

As of February 29, 2012, the Company had total current assets of $4,581 and total current liabilities of $409,023, resulting in working capital deficit of $404,442.  As of May 31, 2012, the Company had total current assets of $26,132 and total current liabilities of $517,078, resulting in a working capital deficit of $490,946.

THREE MONTHS ENDED MAY 31, 2012 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2011

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $60,609 from $134,738 in the three months ended May 31, 2011, to $74,129 in the three months ended May 31, 2012.  Operating expenses for the three months comparison primarily consist of General and Administrative expenses (G&A). G&A expenses are made up primarily of accounting and consulting expenses and officer and director compensation for services. Such fees are paid throughout the year for performing various tasks.

COMMON STOCK AND PREFERRED STOCK

We are authorized by our Amended and Restated Articles of Incorporation and our Additional Articles of Incorporation to issue an aggregate of 200,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.00001 per share (the “Common Stock”) and 100,000,000 are shares of preferred stock (the “Preferred Stock”), par value $0.00001 per share.  As of May 31, 2012, 30,000,000 shares of Common Stock were issued and outstanding and there were 18 shareholders of our Common Stock and 0 shares of Preferred Stock were issued and outstanding.

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

Our Chief Executive Officer and Chief Financial Officer James Dilger, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report May 31, 2012 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of February 29, 2012, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended February 29, 2012 on April 23, 2012, with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the first fiscal quarter ended May 31, 2012 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

For the year ended, February 29, 2012, we had cash on hand of $4,581 and a working capital deficit of $(404,442).

For the three months ended, May 31, 2012, we had cash on hand of $26,132 and a working capital deficit of $(490,946).

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

WE HAVE LIMITED OFFICERS AND DIRECTORS

Because management consists of only three persons, while seeking a business combination, James Dilger, President, CEO, CFO Duncan Bain, Vice President and Carmen Joseph Carbona, Non-Executive Chairman of the Board of Directors, will be the only individuals responsible in conducting the day-to-day operations of the Company.  We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our two officers when selecting a target company.  Mr. Dilger, Mr. Bain and Mr. Carbona anticipate devoting only a limited amount of time per month to the business of the Company.  Mr. Dilger, Mr. Bain and Mr. Carbona all have written employment agreements with the Company, however we do not anticipate obtaining key man life insurance on Mr. Dilger, Mr. Bain and Mr.Carbona. The loss of the services of Mr. Dilger, Mr. Bain and Mr. Carbona would adversely affect development of our business and our likelihood of continuing operations.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFTEY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Exhibit Description
EHIBIT 31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
EXHIBIT 32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
101*	Interactive Data Files for Nova Mining Corp. 10Q for the Period Ended May 31, 2012
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

                                           NOVA MINING CORPORATION

Date: July 2, 2012	By: /s/ James Dilger James Dilger Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer) (Principal Financial Officer)

Date: July 2, 2012	By: /s/ Duncan Bain Duncan Bain Vice President and Director

Date: July 2, 2012	By: /s/ Carmen Joseph Carbona Carmen Joseph Carbona Chairman of the Board of Directors