Form 10-Q
period 2012-08-31
Nova Mining CORP
filed 2012-09-27
CIK 1372184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended August 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 27, 2012, the Issuer had 30,000,000 shares of common stock issued and outstanding.

NOVA MINING CORPORATION
AUGUST 31, 2012

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets as of August 31, 2012 and February 29, 2012 (Unaudited)	3
	Statements of Expenses For the three months ended August 31, 2012 and August 31, 2011 (Unaudited) For the six months ended August 31, 2012 and August 31, 2011 (Unaudited) For the cumulative period from December 29, 2005 (Inception) to August 31, 2012 (Unaudited))	4
	Statements of Cash Flows For the six months ended August 31, 2012 and August 31, 2011 (Unaudited) For the cumulative period from December 29, 2005 (Inception) to August 31, 2012 (Unaudited))	5
	Notes to Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mining Safety Disclosure	16
Item 5.	Other Information	16
Item 6.	Exhibits	17
	SIGNATURES	18

ITEM 1. FINANCIAL INFORMATION

NOVA MINING CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)
	August 31,	February 29,
	2012	2012

ASSETS
Cash	$23,626	$4,581
Total Current Assets	23,626	4,581

Total Assets	$23,626	$4,581

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$-	$2,470
Accounts Payable - Related Party	-	1,100
Advance	30,000	-
Interest Payable	60,271	31,453
Accrued Liabilities	2,000	4,000
Notes Payable	595,000	370,000

Total Liabilities	687,271	409,023

Stockholder's Deficit

Preferred Stock, 100,000,000 shares Authorized; $0.00001 par value
0 shares Issued and Outstanding as of August 31, 2012 and February 29, 2012	-	-
Common Stock, 100,000,000 shares Authorized; $0.00001 par value
30,000,000 shares Issued and Outstanding as of August 31,2012 and February 29, 2012	300	300
Additional Paid-In Capital	132,750	132,750
Deficit Accumulated During the Exploration Stage	(796,695)	(537,492)

Total Stockholder's Deficit	(663,645)	(404,442)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$23,626	$4,581

The accompanying notes are an integral part of these unaudited financial statements

NOVA MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF EXPENSES
(Unaudited)

					Cumulative Since
	For the Three	For the Three	For the Six	For the Six	December 29, 2005
	Months Ended	Months Ended	Months Ended	Months Ended	(Date of Inception) to
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011	August 31, 2012

Expenses:
General and administrative expenses	$126,256	$8,822	$195,385	129,965	$608,261
Mining Property Costs	-	-	-	-	8,073
Mining Exploration Expense	30,000	-	35,000	13,595	69,460
Impairment of Loan Receivable	-	-	-	-	50,000
Total Operating Expenses	156,256	8,822	230,385	143,560	735,794

Operating Loss	(156,256)	(8,822)	(230,385)	(143,560)	(735,794)

Other Income (Expense):
Interest Expense	(16,443)	(5,041)	(28,818)	(10,155)	(60,901)

Net Loss	$(172,699)	$(13,863)	$(259,203)	$(153,715)	$(796,695)

Basic & Diluted Loss per Common Share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares
Outstanding	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited financial statements

NOVA MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			Cumulative Since
	For the Six	For the Six	December 29, 2005
	Months Ended	Months Ended	(Date of Inception) to
	August 31, 2012	August 31, 2011	August 31, 2012
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(259,203)	$(153,715)	(796,695)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock Issued for General and Administrative Expenses	-	-	50
Donated Consulting Services and Expenses	-	-	33,000
Changes in operating assets and liabilities:
Prepaid Expenses	-	-	(5,000)
Accounts Payable	(2,470)	(17,536)	-
Accounts Payable - related party	(1,100)	3,000	-
Interest Payable	28,818	9,526	60,271
Accrued Liabilities	(2,000)	(20,500)	7,000
Net Cash Provided used in Operating Activities	(235,955)	(179,225)	(701,374)

CASH FLOWS FROM FINANCING
Proceeds from Issuance of Common Stock	-	-	100,000
Proceeds from Loans - Related Party	-	-	110,000
Payment on Loans	-	(13,455)	(15,821)
Expenses Paid by Non-Related Party as Advance	30,000	-	30,000
Proceeds from Loan - Other	225,000	2,366	500,821
Net Cash (used in) Provided by Financing Activities	255,000	(11,089)	725,000

Net (Decrease) Increase in Cash	19,045	(190,314)	23,626
Cash at Beginning of Period	4,581	197,266	-

Cash at End of Period	$23,626	$6,952	$23,626

Non cash disclosures
Reclass of Loan-Related Party to Loan- Third Party	$-	$-	$110,000
Temporary payment applied to Loan-Related Party until funds were re-deposited	-	-	2,366

Supplemental Disclosures
Interest paid	$-	$629	$629
Income taxes paid	-	-	-

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

Several conditions and events cast substantial doubt about Nova Mining’s ability to continue as a going concern.  Nova Mining has incurred net losses of $796,695 for the period from (inception), December 29, 2005 to August 31, 2012, has had no revenues and requires additional financing in order to finance its business activities on an ongoing basis. Nova Mining’s future capital requirements will depend on numerous factors including, but not limited to, executing its existing mining based business plan and the pursuit of business opportunities. Nova Mining is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of Nova Mining have committed to meeting its minimal operating expenses.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

In the years 2005 - 2008, the Company’s former President advanced to the Company an aggregate of $110,000. The advance was non-interest bearing and due on demand. As of August 31, 2012, this amount has been purchased by an outside party and is no longer owed to the Company’s former President.

As of August 31, 2012, $114,300 has been paid in compensation for services rendered to the President, Vice President and Chairman of the Board of the Directors.

As of August 31, 2012, $2,500 has been paid in compensation for rent to the Vice President.

As of August 31, 2012, all activities of Nova Mining have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Nova Mining for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 3 - ADVANCES

As of August 31, 2012, a third party paid company expenses in the amount of $30,000. This amount is a non-interest bearing advance due by the Company.

NOVA MINING CORP.OG, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE  4 – NOTES PAYABLE

On September 1, 2011, a third party purchased the $110,000 owed to the former President of the Company and this amount was transferred to a promissory note on that date.  This loan is unsecured and payable on August 31, 2012 and is accruing 15% simple interest annually. As of August 31, 2012 the Company owes $110,000 in principal and $16,546 in interest on this note.

During the six months ended August 31, 2012, a third party loaned the Company $225,000. These loans are unsecured, bear interest at 15%, and payable a year from the signed note.

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

As of August 31, 2012, we had cash on hand of $23,626 and a accumulated deficit of $(796,695). As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

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

FINANCING REQUIREMENTS

From December 29, 2005 (Inception) to August 31, 2012, we have suffered cumulative losses in the amount of $(796,695). We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, we do not have any financing arrangements currently in place and there can be no assurance that we will be able to obtain sufficient financing when needed. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of $(796,695) for the period from December 29, 2005 to August 31, 2012, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing the company’s mining based business plan and the pursuit of other business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

At February 29, 2012, we had $4,581 cash on hand, and a deficit accumulated during the development stage of $(537,492). At August 31, 2012, we had $23,626 cash on hand, and a deficit accumulated during the development stage of $(796,695).  See Liquidity and Capital Resources.”

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

At August 31, 2012, we had $23,626 cash on hand and an accumulated deficit of $(796,695).  Our primary source of liquidity has been from loans from a previous majority shareholder and loans from outside parties, as well as company expenses paid by outside parties, booked as non-bearing advances. As of August 31, 2012, the Company owed $595,000 in principal on notes loaned to the company, $60,271 in interest on the notes and $30,000 in noninterest-bearing advances.

Net cash used in operating activities was $235,955 during the six-month period ended August 31, 2012.

Net cash provided by financing activities was $255,000 during six-month period ended August 31, 2012.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $(796,695) for the period from inception through August 31, 2012. The Company had net loss of $(259,203) for the six months ended August 31, 2012 as compared to a net loss of $(153,715) for the six months ended August 31, 2011.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans, loans from outside parties and advances.

WORKING CAPITAL

As of February 29, 2012, the Company had total current assets of $4,581 and total current liabilities of $409,023, resulting in working capital deficit of $404,442.  As of August 31, 2012, the Company had total current assets of $23,626 and total current liabilities of $687,271, resulting in a working capital deficit of $663,645.

THREE MONTHS ENDED AUGUST 31, 2012 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2011

LACK OF REVENUES

We are an exploration stage company with limited operations since our inception on December 29, 2005 to August 31, 2012.  We have not generated any revenues.  As of August 31, 2012, we have an accumulated deficit of $796,695.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $172,699 for the three months ended August 31, 2012, compared to a net loss of $13,863 for three months ended August 31, 2011.  From inception on December 29, 2005 to August 31, 2012, we have incurred a net loss of $796,695.  Our basic and diluted loss per share was $(0.01) for the three months ended August 31, 2012, and $(0.00) for the three months ended  August 31, 2011.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $147,434 from $8,822 in the three months ended August 31, 2011, to $156,256 in the three months ended August 31, 2012.  Operating expenses for the three months comparison primarily consist of General and Administrative expenses (G&A). G&A expenses are made up primarily of accounting and consulting expenses and officer and director compensation for services. Such fees are paid throughout the year for performing various tasks.

SIX MONTHS ENDED AUGUST 31, 2012 COMPARED TO THE SIX MONTHS ENDED AUGUST 31, 2011

LACK OF REVENUES

We are an exploration stage company with limited operations since our inception on December 29, 2005 to August 31, 2012.  We have not generated any revenues.  As of August 31, 2012, we have an accumulated deficit of $796,695.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $259,203 for the six months ended August 31, 2012, compared to a net loss of $153,715 for six months ended August 31, 2011.  From inception on December 29, 2005 to August 31, 2012, we have incurred a net loss of $796,695.  Our basic and diluted loss per share was $(0.01) for the six months ended August 31, 2012, and $(0.01) for the six months ended  August 31, 2011.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $86,825 from $143,560 in the six months ended August 31, 2011, to $230,385 in the six months ended August 31, 2012.  Operating expenses for the three months comparison primarily consist of General and Administrative expenses (G&A). G&A expenses are made up primarily of accounting and consulting expenses and officer and director compensation for services. Such fees are paid throughout the year for performing various tasks.

COMMON STOCK AND PREFERRED STOCK

We are authorized by our Amended and Restated Articles of Incorporation and our Additional Articles of Incorporation to issue an aggregate of 200,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.00001 per share (the “Common Stock”) and 100,000,000 are shares of preferred stock (the “Preferred Stock”), par value $0.00001 per share.  As of August 31, 2012, 30,000,000 shares of Common Stock were issued and outstanding and there were 18 shareholders of our Common Stock and 0 shares of Preferred Stock were issued and outstanding.

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

Our Chief Executive Officer and Chief Financial Officer James Dilger, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report August 31, 2012 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the second fiscal quarter ended August 31, 2012 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the six months ended, August 31, 2012, we had cash on hand of $23,626 and a working capital deficit of $(663,645).

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

None.

ITEM 6. EXHIBITS

EXHIBIT 31 Section 302 Certification of Chief Executive Officer and Chief Financial Officer

EXHIBIT 32 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101*                      Interactive Data Files for Nova Mining Corp. 10Q for the Period Ended August 31, 2012

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

NOVA MINING CORPORATION

Date: September 27, 2012	By: /s/ James Dilger James Dilger Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer) (Principal Financial Officer)

Date: September 27, 2012	By: /s/ Duncan Bain Duncan Bain Vice President and Director

Date: September 27, 2012	By: /s/ Carmen Joseph Carbona Carmen Joseph Carbona Chairman of the Board of Directors