Form 10-Q
period 2012-11-30
Nova Mining CORP
filed 2012-12-28
CIK 1372184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended November 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 28, 2012, the Issuer had 30,000,000 shares of common stock issued and outstanding.

NOVA MINING CORPORATION
NOVEMBER 30, 2012

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets as of November 30, 2012 and February 29, 2012 (Unaudited)	3
	Statements of Expenses For the three months ended November 30, 2012 and November 30, 2011 (Unaudited) For the nine months ended November 30, 2012 and November 30, 2011 (Unaudited) For the cumulative period from December 29, 2005 (Inception) to November 30, 2012 (Unaudited))	4
	Statements of Cash Flows For the nine months ended November 30, 2012 and November 30, 2011 (Unaudited) For the cumulative period from December 29, 2005 (Inception) to November 30, 2012 (Unaudited))	5
	Notes to Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mining Safety Disclosure	16
Item 5.	Other Information	16
Item 6.	Exhibits	17
	SIGNATURES	18

ITEM 1. FINANCIAL INFORMATION

NOVA MINING CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)
	November 30,	February 29,
	2012	2012

ASSETS
Cash	$951	$4,581
Total Current Assets	951	4,581

Total Assets	$951	$4,581

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$2,000	$2,470
Accounts Payable - Related Party	1,500	1,100
Interest Payable	81,451	31,453
Accrued Liabilities	18,000	4,000
Advance	30,000	-
Notes Payable	660,000	370,000

Total Liabilities	792,951	409,023

Stockholder's Deficit

Preferred Stock, 100,000,000 shares Authorized; $0.00001 par value 0 shares Issued and Outstanding as of November 30, 2012 and February 29, 2012	-	-
Common Stock, 100,000,000 shares Authorized; $0.00001 par value 30,000,000 shares Issued and Outstanding as of November 30, 2012 and February 29, 2012	300	300
Additional Paid-In Capital	132,750	132,750
Deficit Accumulated During the Exploration Stage	(925,050)	(537,492)

Total Stockholder's Deficit	(792,000)	(404,442)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$951	$4,581

The accompanying notes are an integral part of these unaudited financial statements

NOVA MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF EXPENSES
(Unaudited)

					Cumulative Since
	For the Three	For the Three	For the Nine	For the Nine	December 29, 2005
	Months Ended	Months Ended	Months Ended	Months Ended	(Date of Inception) to
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011	November 30, 2012

Expenses:
General and administrative expenses	$62,176	$37,065	$257,560	$167,030	$670,436
Mining Property Costs	-	-	-	-	8,073
Mining Exploration Expense	45,000	-	80,000	13,595	114,460
Impairment of Loan Receivable	-	-	-	-	50,000
Total Operating Expenses	107,176	37,065	337,560	180,625	842,969

Operating Loss	(107,176)	(37,065)	(337,560)	(180,625)	(842,969)

Other Income (Expense):
Interest Expense	(21,179)	(9,951)	(49,998)	(20,106)	(82,081)

Net Loss	$(128,355)	$(47,016)	$(387,558)	$(200,731)	$(925,050)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited financial statements

NOVA MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			Cumulative Since
	For the Nine	For the Nine	December 29, 2005
	Months Ended	Months Ended	(Date of Inception) to
	November 30, 2012	November 30, 2011	November 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(387,558)	$(200,731)	(925,050)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock Issued for General and Administrative Expenses	-	-	50
Donated Consulting Services and Expenses	-	-	33,000
Changes in operating assets and liabilities:
Prepaid Expenses	-	-	(5,000)
Accounts Payable	(470)	(16,536)	2,000
Accounts Payable - related party	400	1,150	1,500
Interest Payable	49,998	19,477	81,451
Accrued Liabilities	14,000	(20,500)	23,000
Net Cash Provided used in Operating Activities	(323,630)	(217,140)	(789,049)

CASH FLOWS FROM FINANCING:
Proceeds from Issuance of Common Stock	-	-	100,000
Proceeds from Loans - Related Party	-	-	110,000
Payment on Loans	-	(13,455)	(15,821)
Expenses Paid by Non-Related Party as Advance	30,000	-	30,000
Proceeds from Loan - Other	290,000	42,366	565,821
Net Cash (used in) Provided by Financing Activities	320,000	28,911	790,000

Net (Decrease) Increase in Cash	(3,630)	(188,229)	951
Cash at Beginning of Period	4,581	197,266	-

Cash at End of Period	$951	$9,037	$951

Non cash disclosures
Reclass of Loan-Related Party to Loan- Third Party	$-	$-	$110,000
Temporary payment applied to Loan-Related Party until funds were re-deposited	-	-	2,366

Supplemental Disclosures
Interest paid	$-	$629	$629
Income taxes paid	-	-	-

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

Several conditions and events cast substantial doubt about Nova Mining’s ability to continue as a going concern.  Nova Mining has incurred net losses of $925,050 for the period from (inception), December 29, 2005 to November 30, 2012, has had limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. Nova Mining’s future capital requirements will depend on numerous factors including, but not limited to, executing its existing mining based business plan and the pursuit of business opportunities. Nova Mining is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of Nova Mining have committed to meeting its minimal operating expenses.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

As of November 30, 2012, $120,800 has been paid in compensation for services rendered to the President, Vice President and Chairman of the Board of the Directors.

As of November 30, 2012, $4,000 has been paid in compensation for rent to the Vice President.

As of November 30, 2012, all activities of Nova Mining have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Nova Mining for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 3 - ADVANCES

As of November 30, 2012, a third party paid company expenses in the amount of $30,000. This amount is a non-interest bearing advance due by the Company.

NOVA MINING CORP.OG, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE  4 – NOTES PAYABLE

On September 1, 2011, a third party purchased the $110,000 owed to the former President of the Company and this amount was transferred to a promissory note on that date.  This loan is unsecured and payable a year from the signed note and is accruing 15% simple interest annually. As of November 30, 2012 the Company owes $110,000 in principal and $20,660 in interest on this note.

During 2011 and 2012, a third party loaned the Company $550,000. These loans are secured by 100% of the assets of the Company and payable a year from the signed note.  A $200,000 loan is accruing 10% simple interest annually and the remaining $350,000 in loans are accruing 15% simple interest annually. As of November 30, 2012 the Company owes $550,000 in principal and $60,791 in interest on these notes.

NOTE 5 – CHANGE OF CONTROL

On May 21, 2012 there was a change of control and 25,000,000 shares were transferred from Half Moon Bay Holdings, LLC of which the sole director is Joseph C. Passalaqua to Clarent Services Corp.  As of the current date of this filing, neither Joseph C. Passalaqua of Half Moon Bay Holdings, LLC or Clarent Services Corp. are officers or directors of Nova Mining.

NOTE 6-SUBSEQUENT EVENTS

On December 3, 2012 the Company entered into a promissory note agreement with a third party for $50,000. The loan is secured by 100% of the assets of the Company, accrues interest at 15%, and is payable in one year.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of $(925,050) for the period from December 29, 2005 to November 30, 2012, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing the company’s mining based business plan and the pursuit of other business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

At February 29, 2012, we had $4,581 cash on hand, and a deficit accumulated during the development stage of $(537,492). At November 30, 2012, we had $951 cash on hand, and a deficit accumulated during the development stage of $(925,050).  See Liquidity and Capital Resources.

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

At November 30, 2012, we had $951 cash on hand and an accumulated deficit of $(925,050).  Our primary source of liquidity has been from loans from a previous majority shareholder and loans from outside parties, as well as company expenses paid by outside parties, booked as non-bearing advances. As of November 30, 2012, the Company owed $660,000 in principal on notes loaned to the company, $81,451 in interest on the notes and $30,000 in noninterest-bearing advances.

Net cash used in operating activities was $323,630 during the nine-month period ended November 30, 2012.

Net cash provided by financing activities was $320,000 during nine-month period ended November 30, 2012.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $(925,050) for the period from inception through November 30, 2012. The Company had net loss of $(387,558) for the nine months ended November 30, 2012 as compared to a net loss of $(200,731) for the nine months ended November 30, 2011.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans, loans from outside parties and advances.

WORKING CAPITAL

As of February 29, 2012, the Company had total current assets of $4,581 and total current liabilities of $409,023, resulting in working capital deficit of $404,442.  As of November 30, 2012, the Company had total current assets of $951 and total current liabilities of $792,951, resulting in a working capital deficit of $792,000.

THREE MONTHS ENDED NOVEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2011

LACK OF REVENUES

We are an exploration stage company with limited operations since our inception on December 29, 2005 to November 30, 2012.  We have not generated any revenues.  As of November 30, 2012, we have an accumulated deficit of $925,050.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $47,016 for the three months ended November 30, 2011, compared to a net loss of $128,355 for three months ended November 30, 2012.  From inception on December 29, 2005 to November 30, 2012, we have incurred a net loss of $925,050.  Our basic and diluted loss per share was $(0.00) for the three months ended November 30, 2012, and $(0.00) for the three months ended  November 30, 2011.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $70,111 from $37,065 in the three months ended November 30, 2011, to $107,176 in the three months ended November 30, 2012.  Operating expenses for the three months comparison primarily consist of General and Administrative expenses (G&A). G&A expenses are made up primarily of accounting and consulting expenses and officer and director compensation for services. Such fees are paid throughout the year for performing various tasks.

NINE MONTHS ENDED NOVEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 2011

LACK OF REVENUES

We are an exploration stage company with limited operations since our inception on December 29, 2005 to November 30, 2012.  We have not generated any revenues.  As of November 30, 2012, we have an accumulated deficit of $925,050.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $387,558 for the nine months ended November 30, 2012, compared to a net loss of $200,731 for nine months ended November 30, 2011.  From inception on December 29, 2005 to November 30, 2012, we have incurred a net loss of $925,050.  Our basic and diluted loss per share was $(0.01) for the nine months ended November 30, 2012, and $(0.01) for the nine months ended November 30, 2011.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $156,935 from $180,625 in the nine months ended November 30, 2011, to $337,560 in the nine months ended November 30, 2012.  Operating expenses for the three months comparison primarily consist of General and Administrative expenses (G&A). G&A expenses are made up primarily of accounting and consulting expenses and officer and director compensation for services. Such fees are paid throughout the year for performing various tasks.

COMMON STOCK AND PREFERRED STOCK

We are authorized by our Amended and Restated Articles of Incorporation and our Additional Articles of Incorporation to issue an aggregate of 200,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.00001 per share (the “Common Stock”) and 100,000,000 are shares of preferred stock (the “Preferred Stock”), par value $0.00001 per share.  As of November 30, 2012, 30,000,000 shares of Common Stock were issued and outstanding and there were 18 shareholders of our Common Stock and 0 shares of Preferred Stock were issued and outstanding.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 4., the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii)  include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not comply with the requirements in (i) and (ii) above and is not effective.

On November 30, 2012, our Chief Executive Officer and Chief Financial Officer James Dilger, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the third fiscal quarter ended November 30, 2012 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the nine months ended, November 30, 2012, we had cash on hand of $951 and a working capital deficit of $(792,000).

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

NOVA MINING CORPORATION

Date: December 28, 2012	By: /s/ James Dilger James Dilger Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer) (Principal Financial Officer)

Date: December 28, 2012	By: /s/ Duncan Bain Duncan Bain Vice President and Director

Date: December 28, 2012	By: /s/ Carmen Joseph Carbona Carmen Joseph Carbona Chairman of the Board of Directors