Form 10-Q/A
period 2012-11-30
Nova Mining CORP
filed 2013-01-04
CIK 1372184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended November 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 333-136663

NOVA MINING CORPORATION

 (Exact name of registrant as specified in its charter)
NEVADA	45-2753483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2903 1/2 Frank Gay Rd. Marcellus, New York	13108
(Address of principal executive offices)	(Zip code)

(315) 558-3702
(Registrant's telephone number, including area code)

9901 I.H. 10 West, Suite 800
San Antonio, Texas 78230
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 4, 2013 , the Issuer had 30,000,000 shares of common stock issued and outstanding.

Explanatory Note

Nova Mining Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended November 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on December 28, 2012 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (Extensible Business Reporting Language):

101.INS	XBRL INSTANCE DOCUMENTS
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

The only other change reflects the change of address, phone number and change og management from the original filing.  No other changes have been made to the Form 10-Q..

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Effective December 31, 2012, Mr. James Dilger resigned as our President, Chief Executive Officer, and Chief Financial Officer. There were no disagreements between Mr. Dilger and us regarding any matter relating to our operations, policies or practices. Mr. Carmen Joseph Carbona was appointed as President, Chief Executive Officer, and Chief Financial Officer in place of Mr. Dilger.

Effective January 3, 2013, Mr. Duncan Bain resigned as our Vice President.. There were no disagreements between Mr. Bain and us regarding any matter relating to our operations, policies or practices.

Concurrently with the change of our President, we moved our principal executive offices to:
2903 ½ Frank Gay Rd.
Marcellus, New York 13108

Our new telephone number is: (315) 558-3702

This location is the office our President, Mr. Carmen Joseph Carbona.

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

LIQUIDITY AND CAPITAL RESOURCES

It is the intent of our management, stockholders and our President, Mr. Carmen Joseph Carbona to provide sufficient working capital necessary to support and preserve the integrity of our Company as a corporate entity.  However, there is no legal obligation for  Mr. Carbona to provide additional future funding. If our management and/or Mr. Carbona ceases to provide us the needed financing and we fail to identify any alternative sources of funding, there will be substantial doubt about our ability to continue as a “going concern”.

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

On November 30, 2012, our Chief Executive Officer and Chief Financial Officer Carmen Joseph Carbona , has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

WE HAVE A SOLE OFFICER AND DIRECTOR

Because management consists of only one person while seeking a business combination, Carmen Joseph Carbona, President, CEO, CFO and Director, will be the only individual responsible in conducting the day-to-day operations of the Company.  We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of sole officer when selecting a target company.  Mr. Carbona anticipates devoting only a limited amount of time per month to the business of the Company.  Mr. Carbona has a written employment agreement with the Company, however we do not anticipate obtaining key man life insurance on Mr. Mr.Carbona. The loss of the services of Mr. Carbona would adversely affect development of our business and our likelihood of continuing operations.

WE DEPEND ON MANAGEMENT AND MANAGEMENT’S PARTICIPATION IS LIMITED

We will be entirely dependent upon the experience of our officer and director in seeking, investigating, and acquiring a business and in making decisions regarding our operations.  It is possible that, from time to time, the inability of such persons to devote their full time attention to the Company will cause the Company to lose an opportunity.

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

None.

ITEM 6. EXHIBITS

EXHIBIT 31 Section 302 Certification of Chief Executive Officer and Chief Financial Officer

EXHIBIT 32 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101*                      Interactive Data Files for Nova Mining Corp. 10Q for the Period Ended November 30, 2012

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

Date: January 4, 2013
NOVA MINING CORPORATION

By: /s/ Carmen Joseph Carbona
Carmen Joseph Carbona
Chief Executive Officer, Chief Financial Officer,
President and Director
(Principal Executive Officer)
(Principal Financial Officer)