Form 10-K
period 2013-02-28
Nova Mining CORP
filed 2013-05-03
CIK 1372184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended February 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fourth fiscal quarter: $2,100,000, based on a price of $0.07, being the price at which the registrant last sold shares of its common stock.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of the year ended February 28, 2013, the registrant had 30,000,000 shares of common stock outstanding.
As of the date of filing, May 3, 2013, the registrant had 30,000,000 shares of common stock outstanding.

NOVA MINING CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED FEBRUARY 28, 2013

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

SIGNIFICANT EMPLOYEES

The Company has an Employment Agreement with the sole officer and director, Carmen Joseph Carbona.

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

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

As at February 28, 2013, we had cash assets of $8,583 and a working capital deficit of $(870,887) and an accumulated deficit of $(1,003,937) since Inception. Currently, we do not have a specific business plan, nor have we identified any suitable alternative business opportunities. As such, our ability to obtain additional financing may be substantially limited. If sufficient financing is not available or obtainable as and when needed, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment. We currently do not have any financing arrangements in place and there are no assurances that we will be able to acquire financing on acceptable terms or at all.

WE HAVE A SOLE OFFICER AND DIRECTOR

Because management consists of only individual, while seeking a business combination, Carmen Joseph Carbona, President, CEO and CFO, will be the only person responsible in conducting the day-to-day operations of the Company.  We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our two officers when selecting a target company.  Mr. Carbona anticipates devoting only a limited amount of time per month to the business of the Company.  Mr. Carbona has a written employment agreement with the Company, however we do not anticipate obtaining key man life insurance on Mr. Carbona. The loss of the services of Mr. Carbona would adversely affect development of our business and our likelihood of continuing operations.

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
Telephone number is: (315) 558-3702
This location is the office our President, Carmen Joseph Carbona.

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

REGISTERED HOLDERS OF OUR COMMON STOCK

As of February 28, 2013, there were 44 registered holders of record of our common stock. Some stockholders may hold their shares on deposit with brokers or investment bankers in the name of stock depositories.

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

As of February 28, 2013, we had cash assets of $8,583 and a working capital deficit of $(870,887) and an accumulated deficit of $(1,003,937). As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

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

FINANCING REQUIREMENTS

From December 29, 2005 (Inception) to February 28, 2013, we have suffered cumulative losses in the amount of $(1,003,937). We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, outside party loans and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, we do not have any financing arrangements currently in place and there can be no assurance that we will be able to obtain sufficient financing when needed. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(1,003,937) for the period from December 29, 2005 to February 28, 2013, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing the company’s mining based business plan and the pursuit of other business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

At February 28, 2013, we had $8,583 in cash assets, $879,470 in liabilities, and a deficit accumulated during the development stage of $(1,003,937).  See “Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

 It is the intent of our management, stockholders, and specifically the majority Shareholder, Clarent Services Corp. and our President, Carmen Joseph Carbona to provide sufficient working capital necessary to support and preserve the integrity of our Company as a corporate entity.  However, there is no legal obligation for either the majority Shareholder or Mr. Carbona to provide additional future funding. If our management and/or Mr. Carbona ceases to provide us the needed financing and we fail to identify any alternative sources of funding, there will be substantial doubt about our ability to continue as a “going concern”.

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

At February 28, 2013, we had $8,583 in cash assets $879,470 in liabilities, and a deficit accumulated during the development stage of $(1,003,937). Our primary source of liquidity has been from loans from a majority shareholder and loans from outside parties.  As of February 28, 2013, the Company owed $720,000 in notes and $40,000 in advances, loaned to the company.

Net cash used in operating activities was $355,998 during the year ended February 28, 2013.

Net cash provided by financing activities was $360,000 during the year ended February 28, 2013.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $(1,003,937) for the period from inception through February 28, 2013. The Company had net loss of $(466,445) for the year ended February 28, 2013 as compared to a net loss of $(237,801) for the year ended February 29, 2012.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans and loans from outside parties.

WORKING CAPITAL

As of February 29, 2012, the Company had total current assets of $4,581 and total current liabilities of $409,023, resulting in working capital deficit of $(404,442) for the previous year end. As of February 28, 2013, the Company had total current assets of $8,583 and total current liabilities of $879,470, resulting in working capital deficit of $(870,887) for the current year end.

THE YEAR ENDED FEBRUARY 28, 2013 COMPARED TO THE YEAR ENDED FEBRUARY 29, 2012

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $178,551, from $206,877 in the year ended February 29, 2012, to $385,428 in the year ended February 28, 2013.  Operating expenses primarily consist of General and Administrative expenses (G&A) and Mining Exploration expense. G&A expenses are made up primarily of office expense, accounting, and legal expenses. Such fees are paid to accountants and attorneys throughout the year for performing various tasks.  There were $188,282 in General and Administrative expenses in year ended February 29, 2012 and $290,428 in General and Administrative expenses in the year ended February 28, 2013.  There were $18,595 in mining exploration expenses in year ended February 29, 2012 and $95,000 in mining exploration expenses in the year ended February 28, 2013.

COMMON STOCK

We are authorized by our Amended and Restated Articles of Incorporation to issue an aggregate of 100,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.00001 per share (the “Common Stock”). As of February 28, 2013, 30,000,000 shares of Common Stock were issued and outstanding and there were 44 shareholders of our Common Stock.

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

ITEM 8. FINANCIAL STATEMENTS

NOVA MINING CORPORATION
FEBRUARY 28, 2013

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets February 28, 2013 and February 29, 2012	F-2

Statements of Expenses For the years ended February 28, 2013 and February 29, 2012 and Cumulative since December 29, 2005 (Date of Inception) to February 28, 2013	F-3

Statement of Stockholders' Deficit Since December 29, 2005 (Date of Inception) to February 28, 2013	F-4

Statements of Cash Flows For years ended February 28, 2013 and February 29, 2012 and Cumulative since December 29, 2005 (Date of Inception) to February 28, 2013	F-5

Notes to Financial Statements	F-6 – F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nova Mining Corporation (an exploration stage company)
Marcellus, New York

We have audited the accompanying balance sheets of Nova Mining Corporation (a exploration stage company), (the “Company”), as of February 28, 2013 and February 29, 2012, and the related statements of expenses, stockholders' deficit, and cash flows for the years then ended, and the period from December 29, 2005 (inception) through February 28, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Mining Corporation as of February 28, 2013 and February 29, 2012, and the results of its operations and its cash flows for the years then ended and the period from December 29, 2005 (inception) through February 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

May 2, 2013

NOVA MINING CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	February 28,	February 29,
	2013	2012

ASSETS
Cash	$8,583	$4,581
Total Current Assets	8,583	4,581

Total Assets	$8,583	$4,581

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$-	$2,470
Accounts Payable - Related Party	-	1,100
Interest Payable	112,470	31,453
Accrued Liabilities	7,000	4,000
Advance	40,000	-
Notes Payable	720,000	370,000

Total Liabilities	879,470	409,023

Stockholder's Deficit

Preferred Stock, 100,000,000 shares Authorized; $0.00001 par value
0 shares Issued and Outstanding as of February 28, 2013 and February 29, 2012	-	-
Common Stock, 100,000,000 shares Authorized; $0.00001 par value
30,000,000 shares Issued and Outstanding as of February 28, 2013 and February 29, 2012	300	300
Additional Paid-In Capital	132,750	132,750
Deficit Accumulated During the Exploration Stage	(1,003,937)	(537,492)

Total Stockholder's Deficit	(870,887)	(404,442)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$8,583	$4,581

The accompanying notes are an integral part of these audited financial statements

NOVA MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF EXPENSES

			Cumulative Since
	For the Year	For the Year	December 29, 2005
	Ended	Ended	(Date of Inception) to
	February 28, 2013	February 29, 2012	February 28, 2013

Expenses:
General and administrative expenses	$290,428	$188,282	$703,304
Mining Property Costs	-	-	8,073
Mining Exploration Expense	95,000	18,595	129,460
Impairment of Loan Receivable	-	-	50,000
Total Operating Expenses	385,428	206,877	890,837

Operating Loss	(385,428)	(206,877)	(890,837)

Other Income (Expense):
Interest Expense	(81,017)	(30,924)	(113,100)

Net Loss	$(466,445)	$(237,801)	$(1,003,937)

Basic & Diluted Loss per Common Share	$(0.02)	$(0.01)

Weighted Average Common Shares
Outstanding	30,000,000	30,000,000

NOVA MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from December 29, 2005 (Date of Inception) to February 28, 2013

				Deficit
				Accumulated
				During the	Total
	Common Stock		Donated	Development	Stockholders'
	Shares	Par Value	Capital	Stage	Equity Deficiency

Issuance of Common Stock for Cash at $0.000002 per share	25,000,000	$250	$(200)	$-	$50

Donated Services and Expenses	-	-	1,500	-	1,500

Net Loss for the period	-	-	-	(19,515)	(19,515)

Balance as of February 28, 2006	25,000,000	250	1,300	(19,515)	(17,965)

Issuance of Common Stock for Cash at $0.02 per share	5,000,000	50	99,950	-	100,000

Donated Services and Expenses	-	-	9,000	-	9,000

Net Loss for the year	-	-	-	(27,738)	(27,738)

Balance as of February 28, 2007	30,000,000	300	110,250	(47,253)	63,297

Donated Services and Expenses	-	-	9,000	-	9,000

Net Loss for the year	-	-	-	(56,841)	(56,841)

Balance as of February 28, 2008	30,000,000	300	119,250	(104,094)	15,456

Donated Services and Expenses	-	-	9,000	-	9,000

Net Loss for the year	-	-	-	(151,226)	(151,226)

Balance as of February 28, 2009	30,000,000	300	128,250	(255,320)	(126,770)

Donated Services and Expenses	-	-	4,500	-	4,500

Net Loss for the year	-	-	-	(14,429)	(14,429)

Balance as of February 28, 2010	30,000,000	300	132,750	(269,749)	(136,699)

Net Loss for the year	-	-	-	(29,942)	(29,942)

Balance as of February 28, 2011	30,000,000	300	132,750	(299,691)	(166,641)

Net Loss for the year	-			(237,801)	(237,801)

Balance as of February 29, 2012	30,000,000	300	132,750	(537,492)	(404,442)

Net Loss for the year	-	-	-	(466,445)	(466,445)

Balance as of February 28, 2013	30,000,000	$300	$132,750	$(1,003,937)	$(870,887)

The accompanying notes are an integral part of these audited financial statements

NOVA MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS

			Cumulative Since
	For the Year	For the Year	December 29, 2005
	Ended	Ended	(Date of Inception) to
	February 28, 2013	February 29, 2012	February 28, 2013
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(466,445)	$(237,801)	(1,003,937)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock Issued for General and Administrative Expenses	-	-	50
Donated Consulting Services and Expenses	-	-	33,000
Changes in operating assets and liabilities:
Prepaid Expenses	-	-	(5,000)
Accounts Payable	27,530	(16,689)	30,000
Accounts Payable - related party	(1,100)	1,100	-
Interest Payable	81,017	30,294	112,470
Accrued Liabilities	3,000	(18,500)	12,000
Net Cash Provided used in Operating Activities	(355,998)	(241,596)	(821,417)

CASH FLOWS FROM FINANCING
Proceeds from Issuance of Common Stock	-	-	100,000
Proceeds from Loans - Related Party	-	-	110,000
Payment on Loans	-	(13,455)	(15,821)
Proceeds from Non-Interest Bearing Advance	10,000	-	10,000
Proceeds from Loan - Other	350,000	62,366	625,821
Net Cash (used in) Provided by Financing Activities	360,000	48,911	830,000

Net (Decrease) Increase in Cash	4,002	(192,685)	8,583
Cash at Beginning of Period	4,581	197,266	-

Cash at End of Period	$8,583	$4,581	$8,583

Non cash disclosures
Expenses Paid by Non-Related Party as Advance	$30,000	$-	$30,000
Reclass of Loan-Related Party to Loan- Third Party	$-	$-	$110,000
Temporary payment applied to Loan-Related Party until funds were re-deposited	-	-	2,366

Supplemental Disclosures
Interest paid	$-	$629	$629
Income taxes paid	-	-	-

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
At February 29, 2012 and February 28, 2013 diluted net loss per share is equivalent to basic net loss per share as the company did not have any potentially dilutive securities outstanding

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents to the extent the funds are not being held for investment purposes.

NOVA MINING CORPORATION
 (an exploration stage company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Several conditions and events cast substantial doubt about Nova Mining’s ability to continue as a going concern.  Nova Mining has incurred net losses of approximately $(1,003,937) for the period from (inception), December 29, 2005 to February 28, 2013, has had zero revenues and requires additional financing in order to finance its business activities on an ongoing basis. Nova Mining’s future capital requirements will depend on numerous factors including, but not limited to, executing its existing mining based business plan and the pursuit of business opportunities. Nova Mining is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of Nova Mining have committed to meeting its minimal operating expenses.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

In the years 2005 - 2008, the Company’s former President advanced to the Company an aggregate of $110,000. The advance was non-interest bearing and due on demand. As of February 28, 2013, this amount has been purchased by an outside party and is no longer owed to the Company’s former President.

As of February 28, 2013, $183,300 has been paid in compensation for services rendered by the Company’s officers and directors during their time of service.

As of February 28, 2013, all activities of Nova Mining have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Nova Mining for the use of these facilities and there are no commitments for future use of the facilities.

NOVA MINING CORPORATION
 (an exploration stage company)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - ADVANCES

As of February 28, 2013, a third party paid company expenses in the amount of $30,000 and loaned the company $10,000. These amounts are a non-interest bearing advance of $40,000 due by the Company.

NOTE  5 – NOTES PAYABLE

During 2011, 2012 and 2013, a third party loaned the Company $610,000. These loans are unsecured and payable a year from the signed note.  A $200,000 loan is accruing 10% simple interest annually and the remaining $410,000 in loans accrue 15% simple interest annually. Of these notes, $260,000 is in default as of February 28, 2013 and $40,000 of this amount accrues interest at the default interest rate of 25%. As of February 28, 2013, the Company owes $610,000 in principal and $82,287 in interest on these notes

On September 1, 2011, a third party purchased the $110,000 owed to the former President of the Company and this amount was transferred to a promissory note on that date.  This loan is unsecured, accruing 15% simple interest annually and payable on August 31, 2012. This note is now in default as of February 28, 2013 and accruing interest at the default interest rate of 25%. As of February 28, 2013, the Company owes $110,000 in principal and $30,183 in interest on this note.

NOTE 6 - INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $(1,003,937) which commence expiring in 2027. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at February 28, 2013 and February 29, 2012 are scheduled below:

	February 28, 2013	February 29, 2012
Net Operating Loss Carryforwards	$1,003,937	$537,492
Statutory Tax Rate	35%	35%
Deferred Tax Asset	351,378	188,122
Valuation Allowance	(351,378)	(188,122)
Net Deferred Tax Asset	--	--

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 9A, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii)  include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not comply with the requirements in (i) and (ii) above and are not effective.

On February 28, 2013, our President, Chief Executive Officer and Chief Financial Officer, Carmen Joseph Carbona,  reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report, February 28, 2013 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On February 28, 2013, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended February 28, 2013 on May 3, 2013 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the following:
•	Lack of proper segregation of duties
•	Lack of a formal review process that includes multiple levels of review

Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels. Our independent public accountant, MaloneBailey, LLP, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, MaloneBailey, LLP expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on February 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

On March 19, 2012, Carmen Joseph Carbona resigned as President, Chief Executive Officer, Chief Financial Officer and became Chairman of the Board of Directors. Duncan Bain, previously the Company’s Vice President, was elected President, Chief Executive Officer, Chief Financial Officer and Director in place of Carmen Joseph Carbona. There were no disagreements between Mr. Dilger and us regarding any matter relating to our operations, policies or practices.

On May 21, 2012, Duncan Bain, resigned as President, Chief Executive Officer, Chief Financial Officer and resumed his position as Vice President and Director. James Dilger was elected President, Chief Executive Officer, Chief Financial Officer and Director in place of Duncan Bain. There were no disagreements between Mr. Bain and us regarding any matter relating to our operations, policies or practices.

On December 31, 2012, James Dilger resigned as President, Chief Executive Officer, Chief Financial Officer and Director and Mr. Carmen Joseph Carbona, previously the Company’s Chairman of the Board of Directors, was appointed the Company’s President, Chief Executive Officer, Chief Financial Officer from our Board of Directors in place of Mr. Dilger. There were no disagreements between Mr. Dilger and us regarding any matter relating to our operations, policies or practices.

On January 3, 2013, Duncan Bain resigned as the Company’s Vice President and Director.

As of the fiscal year ended February 28, 2013, Carmen Joseph Carbona is the Company’s sole officer and sole director.

Set forth below is a brief description of the background and business experience of our current officers and directors as of the current date of filing. The following table sets forth the name and positions of our executive officers and directors as of the year ended February 28, 2013.
Name	Age	Positions
Carmen Joseph Carbona	52	President, Chief Executive Officer, Chief Financial Officer and Director

Carmen Joseph Carbona has been employed by Health Direct, a division of Kinney Drugs, since July 2005 as a Pharmaceutical Representative providing hospitals, nursing homes, group homes, clinics, etc. in central New York with pharmaceutical supplies.

TERMS OF OFFICE

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

SIGNIFICANT EMPLOYEES

As of the fiscal year ended February 28, 2013, the Company has one employee:
Carmon Joseph Carbona
President, CEO, CFO and Director

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

AUDIT COMMITTEE FINANCIAL EXPERT

As of the fiscal year ended February 28, 2012 Carmen Joseph Carbona was the Company’s President, CEO, and CFO acted as our audit committee. Mr. Carbona did not meet the definition of an "audit committee financial expert." We believe that the cost related to appointing a financial expert to our board of directors at this time is prohibitive.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities ("Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section

16(a). Based solely on our review of such reports received by us, no other reports were required for those persons. We believe that, during the year ended February 28, 2013, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION.

For the Company’s fiscal year ended February 28, 2013, the Company has paid $12,000 in compensation to Carmen Joseph Carbona, $52,500 in compensation Duncan Bain, and $67,800 in compensation James Dilger for services rendered as our officers and directors throughout the year. Duncan Bain was also paid $5,000 during the fiscal year ended February 28, 2013, for rent while he served as an officer and director. As of February 28, 2013, Duncan Bain and James Dilger have resigned as officers and directors of the Company and Carmen Joseph Carbona is the Company’s sole officer and director.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at February 28, 2013, we did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

As of the fiscal year ended February 28, 2013 the Company had an employment contract with our President, CEO, and CFO Joseph Carmen Carbona to receive $2,000 monthly for services rendered as the sole officer and director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 28, 2013 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and Address of Beneficial Owner		Percentage of Common Stock*
Title of Class		Number of Shares of Common Stock*
5% SHAREHOLDERS (i)

Common Stock (As of February 28, 2013)	Clarent Services Corp. Majority Shareholder**	25,000,000	84%

OFFICERS AND DIRECTORS (ii) (iii)
Common Stock (As of February 28, 2013)	N/A	0	N/A

*	As of February 28, 2013 there were 30,000,000 shares of common stock issued and outstanding respectively for Nova Mining Corporation.

** Ekaterina Pleshakova (Clarent Services Corp.)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 28, 2013.

On October 27, 2011 the Company issued a press release announcing that its Board of Directors had declared a 5-for-1 split of its common stock.  The split was effectuated in the form of a stock dividend to shareholders of record  and certificates were issued on November 16, 2011. There was not a mandatory exchange of certificates.  As of February 28, 2013 there are 30,000,000 shares of common stock issued and outstanding.

CHANGES IN CONTROL

On December 14, 2010 there was a change of control and 5,000,000 shares were transferred from Andriv Volianuk to Half Moon Bay Holdings, LLC of which the sole director is Joseph C. Passalaqua.  As of the current date of this filing, neither Andriv Volianuk or Joseph C. Passalaqua are officers or directors of Nova Mining Corp..

On May 21, 2012 there was a change of control and 25,000,000 shares were transferred from Half Moon Bay Holdings, LLC of which the sole director is Joseph C. Passalaqua to Clarent Services Corp.  As of the current date of this filing, neither Joseph C. Passalaqua of Half Moon Bay Holdings, LLC or Clarent Services Corp. are officers or directors of Nova Mining Corp.

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

In 2007 -2009 we received loans of $110,000 (CAD) from our former sole executive officer and director, Mr. Robert Thast and these were disclosed as related party loans. As of February 28, 2013 Mr. Robert Thast has since resigned as officer and director and the $110,000 due to the Company has been reclassified as a third party loan.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended February 28, 2013 and February 29, 2012 for professional services rendered by the principal accountant Malone Bailey LLP for the audit of the Corporation's financial statements  in our Annual Reports on Form 10K and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows and income tax preparation services rendered by Bowers & Company CPA’s PLLC:

	Year Ended February 28, 2013	Year Ended February 29, 2012* *Revised from last 10K
Audit Fees	$10,000	$10,000
Audit- Related Fees	$ NIL	$ NIL
Tax Fees	$1,500	$3,700
All Other Fees	$ NIL	$ NIL
Total	$11,500	$13,700

PART IV

ITEM 15. EXHIBITS.

31 Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101*                      Interactive Data Files for Nova Mining Corp. 10K for the Period Ended February 28, 2013

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

NOVA MINING CORPORATION

Date: May 3, 2013                          By: /s/ Carmen Joseph Carbona

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