Form 10-Q
period 2013-05-31
NOVA MINING CORP
filed 2013-07-15
CIK 1372184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 333-136663

NOVA MINING CORPORATION

 (Exact name of registrant as specified in its charter)

NEVADA	45-2753483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 S. Killian Drive Lake Park, Florida 33403	33403
(Address of principal executive offices)	(Zip code)

(561) 420-0380

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]
No [ X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 31, 2013, the Issuer had 30,000,000 shares of common stock issued and outstanding.

NOVA MINING CORPORATION
MAY 31, 2013

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets as of May 31, 2013 and February 28, 2013 (Unaudited)	3
	Statements of Expenses For the three months ended May 31, 2013 and May 31, 2012 (Unaudited) For the cumulative period from December 29, 2005 (Inception) to May 31, 2013 (Unaudited))	4
	Statements of Cash Flows For the three months ended May 31, 2013 and May 31, 2012 (Unaudited) For the cumulative period from December 29, 2005 (Inception) to May 31, 2013 (Unaudited))	5
	Notes to Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mining Safety Disclosure	14
Item 5.	Other Information	14
Item 6.	Exhibits	15
	Signatures	16

ITEM 1. FINANCIAL INFORMATION

NOVA MINING CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	May 31, 2013	February 28, 2013

ASSETS
Cash	$1,266	$8,583
Total Current Assets	1,266	8,583

Total Assets	$1,266	$8,583

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$6,000	$—
Interest Payable	140,448	112,470
Accrued Liabilities	1,500	7,000
Advance	40,000	40,000
Notes Payable	720,000	720,000

Total Liabilities	907,948	879,470

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares Authorized; $0.00001 par value 0 shares Issued and Outstanding as of May 31, 2013 and February 28, 2013	—	—
Common Stock, 100,000,000 shares Authorized; $0.00001 par value 30,000,000 shares Issued and Outstanding as of May 31, 2013 and February 28, 2013	300	300
Additional Paid-In Capital	132,750	132,750
Deficit Accumulated During the Exploration Stage	(1,039,732)	(1,003,937)

Total Stockholders’ Deficit	(906,682)	(870,887)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,266	$8,583

The accompanying notes are an integral part of these unaudited financial statements

NOVA MINING CORPORATION
(An Exploration Stage Company)
STATEMENT OF EXPENSES

	For the Three Months Ended	For the Three Months Ended	Cumulative Since December 29, 2005 (Date of Inception) to
	May 31, 2013	May 31, 2012	May 31, 2013

Expenses:
General and administrative expenses	$7,817	$69,129	$711,122
Mining Property Costs	—	—	8,073
Mining Exploration Expense	—	5,000	129,460
Impairment of Loan Receivable	—	—	50,000
Total Operating Expenses	7,817	74,129	898,655

Operating Loss	(7,817)	(74,129)	(898,655)

Other Income (Expense):
Interest Expense	(27,978)	(12,375)	(141,077)

Net Loss	$(35,795)	$(86,504)	$(1,039,732)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited financial statements

NOVA MINING CORPORATION

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended May 31, 2013	For the Three Months Ended May 31, 2012	Cumulative Since December 29, 2005 (Date of Inception) to May 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(35,795)	$(86,504)	(1,039,732)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock Issued for General and Administrative Expenses	—	—	50
Donated Consulting Services and Expenses	—	—	33,000
Changes in operating assets and liabilities:
Prepaid Expenses	—	—	(5,000)
Accounts Payable	6,000	(1,220)	36,000
Accounts Payable - Related Party	—	(1,100)	—
Interest Payable	27,978	12,375	140,448
Accrued Liabilities	(5,500)	(2,000)	6,500
Net Cash Provided (Used) in Operating Activities	(7,317)	(78,449)	(828,734)

CASH FLOWS FROM FINANCING :
Proceeds from Issuance of Common Stock	—	—	100,000
Proceeds from Loans - Related Party	—	—	110,000
Payment on Loans	—		(15,821)
Expenses Paid by Non-Related Party as Advance	—	30,000	10,000
Proceeds from Loan - Other	—	70,000	625,821
Net Cash Provided (Used) by Financing Activities	—	100,000	830,000

Net Increase (Decrease) in Cash	(7,317)	21,551	1,266
Cash at Beginning of Period	8,583	4,581	—

Cash at End of Period	$1,266	$26,132	$1,266

Non cash disclosures
Reclassification of Loan-Related Party to Loan-Third Party	$—	$—	$110,000
Temporary payment applied to Loan-Related Party until funds were re-deposited	—	—	2,366

Supplemental Disclosures
Interest paid	$—	$—	$629
Income taxes paid	—	—	—

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Nova Mining Corp. will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast substantial doubt about Nova Mining’s ability to continue as a going concern.  Nova Mining has incurred net losses of approximately $(1,039,732) for the period from (inception), December 29, 2005 to May 31, 2013, has had zero revenues and requires additional financing in order to finance its business activities on an ongoing basis. Nova Mining’s future capital requirements will depend on numerous factors including, but not limited to, executing its existing mining based business plan and the pursuit of business opportunities. Nova Mining is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of Nova Mining have committed to meeting its minimal operating expenses.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

As of May 31, 2013, $187,300 has been paid in compensation for services rendered by the Company’s officers and directors during their time of service.

NOVA MINING CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - ADVANCES

As of May 31, 2013, a third party paid company expenses in the amount of $30,000 and loaned the company $10,000. These amounts are a non-interest bearing advance of $40,000 due by the Company.

NOTE  5 – NOTES PAYABLE

During 2011, 2012 and 2013, a third party loaned the Company $610,000. These loans are unsecured and payable a year from the signed note.  A $200,000 loan is accruing 10% simple interest annually and the remaining $410,000 in loans accrue at15% simple interest annually. Of these notes, $330,000 is in default as of May 31, 2013 and $110,000 of this amount accrues interest at the default interest rate of 25%. As of May 31, 2013, the Company owes $610,000 in principal and $106,106 in interest on these notes.

On September 1, 2011, a third party purchased the $110,000 owed to the former President of the Company and this amount was transferred to a promissory note on that date.  This loan is unsecured, accruing 15% simple interest annually and payable on August 31, 2012. This note is now in default as of May 31, 2013 and accruing interest at the default interest rate of 25%. As of May 31, 2013, the Company owes $110,000 in principal and $34,342 in interest on this note.

NOTE 6 – SUBSEQUENT EVENTS

Change of Control:

On June 20, 2013, a change of control of the Company occurred when Biodynamic Molecular Technologies, LLC a privately held company organized in the State of Florida acquired from Clarent Services Corp. the former majority stockholder of the Company in a private transaction 25,000,000 restricted shares of common stock, par value $0.00001 per share of the Company.

The Company is not aware of any arrangements, including any pledge of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

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

RECENT CORPORATE DEVELOPMENTS

Effective May 21, 2012, a change of control took place and Clarent Services Corp. acquired from Half Moon Bay Holdings, LLC, 25,000,000 shares of common stock of the Registrant, representing all of Half Moon Bay’s holdings of the Registrant.  The shares constitute in the approximately 83.33% of the thirty million (30,000,000) issued and outstanding shares of common stock of the Company. There are no arrangements or understandings among members of the former and new control groups and their associates with respect to election of directors or other matters.

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

2903 ½ Frank Gay Road

Marcellus, NY 13108

Our new telephone number is: (315) 558-3702

This location is the office of our new President Mr. Carmen Joseph Carbona.

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

As of May 31, 2013, we had cash assets of $1,266 and a working capital deficit of $(906,682) and an accumulated deficit of $(1,039,732). As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all. Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended February 28, 2013 that there currently exists substantial doubt about our ability to continue as a going concern.

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

FINANCING REQUIREMENTS

From December 29, 2005 (Inception) to May 31, 2013, we have suffered cumulative losses in the amount of $(1,039,732). We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, we do not have any financing arrangements currently in place and there can be no assurance that we will be able to obtain sufficient financing when needed. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(1,039,732) for the period from December 29, 2005 to May 31, 2013, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing the company’s mining based business plan and the pursuit of other business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

At May 31, 2013, we had $1,266 in cash assets, $907,948 in liabilities, and a deficit accumulated during the development stage of $(1,039,732).  See “Liquidity and Capital Resources.”

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

At May 31, 2013, we had $1,266 in cash assets $907,948 in liabilities, and a deficit accumulated during the development stage of $(1,039,732). Our primary source of liquidity has been from loans from a majority shareholder and loans from outside parties.  As of May 31, 2013, the Company owed $720,000 in notes and $40,000 in advances, loaned to the company.

Net cash used in operating activities was $7,317 during the quarter ended May 31, 2013.

Net cash provided/used by financing activities was $0 during the quarter ended May 31, 2013.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $(1,039,732) for the period from inception through May 31, 2013. The Company had net loss of $(35,795) for the three months ended May 31, 2013 as compared to a net loss of $(86,504) for the three months ended May 31, 2012.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans, loans from outside parties and advances.

WORKING CAPITAL

As of May 31, 2013, the Company had total current assets of $1,266 and total current liabilities of $907,948, resulting in working capital deficit of $(906,682) for the previous year end. As of February 28, 2013, the Company had total current assets of $8,583 and total current liabilities of $879,470, resulting in working capital deficit of $(870,887) for the current year end.

THREE MONTHS ENDED MAY 31, 2013 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2012 THREE MONTHS

LACK OF REVENUES

We are an exploration stage company with limited operations since our inception on December 29, 2005 to May 31, 2013.  We have not generated any revenues.  As of May 31, 2013, we have an accumulated deficit of 1,039,732.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $35,795 for the three months ended May 31, 2013, compared to a net loss of $86,504 for three months ended May 31, 2012.  From inception on December 29, 2005 to May 31, 2013, we have incurred a net loss of $1,039,732.  Our basic and diluted loss per share was $(0.00) for the three months ended May 31, 2013, and $(0.00) for the three months ended May 31, 2012.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $66,312 from $74,129 in the three months ended May 31, 2012, to $7,817 in the three months ended May 31, 2013.  Operating expenses for the three months comparison primarily consist of General and Administrative expenses (G&A). G&A expenses are made up primarily of accounting and consulting expenses and officer and director compensation for services. Such fees are paid throughout the year for performing various tasks.

COMMON STOCK AND PREFERRED STOCK

We are authorized by our Amended and Restated Articles of Incorporation and our Additional Articles of Incorporation to issue an aggregate of 200,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.00001 per share (the “Common Stock”) and 100,000,000 are shares of preferred stock (the “Preferred Stock”), par value $0.00001 per share.  As of May 31, 2013, 30,000,000 shares of Common Stock were issued and outstanding and there were 18 shareholders of our Common Stock and 0 shares of Preferred Stock were issued and outstanding.

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

On May 31, 2013, our Chief Executive Officer and Chief Financial Officer Carmen Joseph Carbona, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the first fiscal quarter ended May 31, 2013 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

For the year ended, February 28, 2013, we had cash on hand of $8,583 and a working capital deficit of $(870,887).

For the three months ended, May 31, 2013, we had cash on hand of $1,266 and a working capital deficit of $(906,682).

Currently, we are a development stage enterprise; as such, our ability to obtain additional financing may be substantially limited. If sufficient financing is not available or obtainable as and when needed, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment. We currently do not have any financing arrangements in place and there are no assurances that we will be able to acquire financing on acceptable terms or at all.

WE HAVE LIMITED OFFICERS AND DIRECTORS

Because management consists of only three persons, while seeking a business combination, Carmen Joseph Carbona, President, CEO, CFO Duncan Bain, Vice President and Carmen Joseph Carbona, Non-Executive Chairman of the Board of Directors, will be the only individuals responsible in conducting the day-to-day operations of the Company.  We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our two officers when selecting a target company.  Mr. Dilger, Mr. Bain and Mr. Carbona anticipate devoting only a limited amount of time per month to the business of the Company.  Mr. Dilger, Mr. Bain and Mr. Carbona all have written employment agreements with the Company, however we do not anticipate obtaining key man life insurance on Mr. Dilger, Mr. Bain and Mr. Carbona. The loss of the services of Mr. Dilger, Mr. Bain and Mr. Carbona would adversely affect development of our business and our likelihood of continuing operations.

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

NOVA MINING CORPORATION
Date: July 15, 2013
/s/ Manpreet Singh Manpreet Singh President and Director (Principal Executive Officer)

