Form 10-Q
period 2013-08-31
RADIANT CREATIONS GROUP, INC.
filed 2013-10-25
CIK 1372184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 333-136663

THE RADIANT CREATIONS GROUP, INC.

(Exact name of registrant as specified in its charter)

NEVADA	45-2753483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1313 S. Killian Drive, Suite B Lake Park, Florida 33403	33403
(Address of principal executive offices)	(Zip code)

(561) 420-0380

(Registrant's telephone number, including area code)

1320 S. Killian Drive

Lake Park, Florida 33403

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

Yes [ ] No [ X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 31, 2013, the Issuer had 44,122,564 shares of common stock issued and outstanding.

THE RADIANT CREATIONS GROUP, INC.
AUGUST 31, 2013
	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets as of August 31, 2013 and February 28, 2013 (Unaudited)	3
	Statements of Expenses For the three months ended August 31, 2013 and August 31, 2012 (Unaudited) For the six months ended August 31, 2013 and August 31, 2012 (Unaudited) For the cumulative period from December 29, 2005 (Inception) to August 31, 2013 (Unaudited))	4
	Statements of Cash Flows For the six months ended August 31, 2013 and August 31, 2012 (Unaudited) For the cumulative period from December 29, 2005 (Inception) to August 31, 2013 (Unaudited))	5
	Notes to Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mining Safety Disclosure	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
	Signatures	20

ITEM 1. FINANCIAL INFORMATION

THE RADIANT CREATIONS GROUP, INC.
BALANCE SHEETS
(Unaudited)

	August 31, 2013	February 28, 2013
ASSETS
Cash	14,312	$8,583
Accounts Receivable	37,672	—
Due from related party	44,995	—
Inventory	39,631	—
Prepaid Expenses	5,400	—
Total Current Assets	142,010	8,583

Net Fixed Assets	9,105
Other Assets
Exclusive License Agreement	1,000,000	—
Intellectual Property Documentation	350,000	—

Total Assets	1,501,115	8,583

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	15,847	—
Convertible Notes - Third Parties, net of discount of $999,957 and $0, respectively	270,791	—
Derivative liabilities	1,359,177	—
Advances	—	40,000
Accrued liabilities	—	7,000
Interest payable	24,478	112,470
Notes payable	—	720,000
Note Payable - Related Party	76,000	—

Total Current Liabilities	1,746,293	879,470

Long-Term Liabilities:
Note Payable - Third Party	100,000	—

TOTAL LIABILITIES	1,846,293	879,470

Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized; $0.00001 par value 0 shares issued and outstanding	—	—
Common stock, 100,000,000 shares authorized; $0.00001 par value 40,180,898 and 30,000,000 shares issued and outstanding, respectively	401	300
Additional Paid-In Capital	1,725,637	132,750
Accumulated Deficit	(2,071,216)	(1,003,937)

Total Stockholders’ Deficit	(345,178)	(870,887)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	1,501,115	$8,583

The accompanying notes are an integral part of these unaudited financial statements

THE RADIANT CREATIONS GROUP, INC.
STATEMENTS OF EXPENSES (Unaudited)

	For the Three Months Ended August 31, 2013	For the Three Months Ended August 31, 2012	For the Six Months Ended August 31, 2013	For the Six Months Ended August 31, 2012

INCOME
Product Sales	$37,672	$-	$37,672	$-
Total Income	37,672	-	37,672	-

Cost of Goods Sold:
Supplies and Materials	35,281	-	35,281	-
Total Cost of Goods Sold	35,281	-	35,281	-

GROSS PROFIT	2,391	-	2,391	-

EXPENSES
Office Administration	19,047	126,256	24,864	195,385
Professional and Regulatory Fees	21,530	-	23,530	-
Investor Relations	2,469	-	2,469	35,000
Mining Exploration	-	30,000
Stock compensation	564,627	-	564,627	-
Marketing and Advertising	13,887	-	13,887	-
Total Operating Expenses	621,560	156,256	629,377	230,385

Operating Loss	(619,169)	(156,256)	(626,986)	(230,385)

Other Expenses:
Depreciation	(150)	-	(150)	-
Interest Expense	(181,303)	(16,443)	(209,281)	(28,818)
Loss on derivative liability	(205,963)	-	(205,963)	-
Write off of inventory	(24,899)	-	(24,899)	-
Total Other Expenses	(412,315)	(16,443)	(440,293)	(28,818)

NET LOSS	(1,031,484)	(172,699)	(1,067,279)	(259,203)

Basic & Diluted Loss per Common Share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	32,097,540	30,000,000	32,097,540	30,000,000

The accompanying notes are an integral part of these unaudited financial statements

THE RADIANT CREATIONS GROUP, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended August 31, 2013	For the Six Months Ended August 31, 2012
OPERATING ACTIVITIES:
Net Loss	$(1,067,279)	$(259,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	150	—
Loss on derivative liability	205,963	—
Amortization of debt discount	153,557	—
Stock compensation	564,627	—
Write off of inventory	24,899	—
Changes in operating assets and liabilities:
Accounts Receivable	(37,672)	—
Inventory	—	—
Prepaid Expenses	(5,400)	—
Accounts Payable	15,847	(2,470)
Accounts Payable - Related Party	—	(1,100)
Accrued Expenses	45,456	28,818
Accrued Liabilities	—	(2,000)
Net Cash Provided in Operating Activities	(99,852)	(235,955)

INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(9,255)	—
Net Cash Provided in Investing Activities	(9,255)	—

CASH FLOWS FROM FINANCING :
Proceeds from notes payable - related party	76,000	—
Contributed capital	2,000	—
Shares repurchased	(246,668)	—
Proceeds from Issuance of Common Stock	283,504	—
Expenses Paid by Non-Related Party as Advance	—	30,000
Proceeds from Loan - Other	—	225,000
Net Cash Provided by Financing Activities	114,836	255,000

Net Increase (Decrease) in Cash	5,729	19,045
Cash at Beginning of Period	8,583	4,581

Cash at End of Period	$14,312	$23,626

Supplemental Disclosures
Interest paid	$—	$—
Income taxes paid	—	—

Noncash financing and investing activities:
Debt discount	1,153,214	—
Acquisition of assets and liabilities from The Renewable Corporation	1,509,157	—
Assignment and modification of notes payable	900,448	—

The accompanying notes are an integral part of these unaudited financial statements

THE RADIANT CREATIONS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – Organization, Basis of Presentation and Significant Accounting Policies

Nature of Business

The Radiant Creations Group, Inc., formerly known as Nova Mining Corporation (the “Company”) was incorporated in Nevada on December 29, 2005. From their inception the Company's principal business activity was the acquisition and exploration of mineral resources. On June 20, 2013, following a change of control and subsequent acquisition of a license agreement, certain assets and processes to innovative technologies in skin protection from the sun, the Company changed its principal business to the development and marketing of unique and proprietary scientific technologies and cosmetic and over-the-counter products.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the product is shipped.

NOTE 2 – Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that The Radiant Creations Group, Inc. will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast substantial doubt about The Radiant Creations Group’s ability to continue as a going concern.  The Radiant Creations Group has incurred net losses of $2,071,016 for the period from December 29, 2005 (inception) to August 31, 2013, we have had minimal revenues and require additional financing in order to finance its business activities on an ongoing basis. The Radiant Creations Group’s future capital requirements will depend on numerous factors including, but not limited to, executing its marketing and business plans and the pursuit of business opportunities. The Radiant Creations Group is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of The Radiant Creations Group have committed to meeting its operating expenses.

Management believes that actions presently being taken to revise The Radiant Creations Group’s operating and financial requirements provide them with the opportunity to continue as a going concern.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Acquisition

On June 25, 2013, we purchased certain assets from The Renewable Corporation. The purchase price consisted of 7,545,788 common shares of the Company fair valued at $.20 per share. The purchases included their license, certain assets and processes to innovative technologies in skin protection from the sun, industrial UV sources (such as welding), and reducing collateral damage from medical radiation treatment which consists of various patented skin products generally under the "Radiant Creations" label. On July 10, 2013 the purchase price was reduced 7,545,788 shares. The purchase price was restructured to include assumption of additional Renewable debt by Radiant. A summary of the assets and liabilities acquired are shown below:

Purchase Price
Stock	$1,509,157

Assets Acquired
Inventory	64,530
Nucleotide documentation	350,000
License	1,000,000
Convertible debentures	(370,000)
Promissory notes	(100,000)
Total value	$944,530

The excess of the fair value of consideration over the assets acquired of $479,158 was recorded to stock compensation because the entities are related parties. The entities are not under common control; however, the entities share the same CEO and CFO.

NOTE 4 – Related Party Transactions

In the years 2005 - 2008, the Company’s former President advanced to the Company an aggregate of $110,000. The advance was non-interest bearing and due on demand. As of August 31, 2013, this amount has been purchased by an outside party and is no longer owed to the Company’s former President.

As of August 31, 2013, $187,300 has been paid in compensation for services rendered by the Company’s prior officers and directors during their time of service ending on June 27, 2013.

As of August 31, 2013, all activities of The Radiant Creations Group have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by The Radiant Creations Group for the use of these facilities. The Company is actively seeking permanent commercial office space for its operations.

As of August 31, 2013, the Company had advances from corporate officers in the amount of $76,000. The advances are non-interest bearing and have no maturity assigned as of August 31, 2013.

NOTE 5 - Advances

As of August 31, 2013, a third party paid company expenses totaling $30,000 and loaned the company $10,000. These amounts are a non-interest bearing advance of $40,000.

As a condition of closing the change of control transaction identified in Note 7 below, the Advance of $40,000 was converted to a Note Payable. This amount has been purchased by another third party.

As of August 31, 2013, the Company had loans from corporate officers totaling $76,000. The advances are non-interest bearing and have no maturity assigned as of August 31, 2013.

NOTE  6 – Notes and Debentures Payable

During 2011, 2012 and 2013, a third party loaned the Company $610,000. These loans are unsecured and payable a year from the signed note.  A $200,000 loan is accruing 10% simple interest annually and the remaining $410,000 in loans accrue at15% simple interest annually. Of these notes, $260,000 is in default as of August 31, 2013 and $40,000 of this amount accrues interest at the default interest rate of 25%. As of August 31, 2013, the Company owed $610,000 in principal and $106,106 in interest on these notes.

As a condition of closing the change of control transaction identified in Note 6 below, the Note (including interest) in the amount of $716,106 was converted to a Convertible Note Payable. This amount has been purchased by an outside third party.

On September 1, 2011, $110,000 was owed to a third party.  This loan is unsecured, accruing 15% simple interest annually and payable on August 31, 2012. This note is now in default as of August 31, 2013 and accruing interest at the default interest rate of 25%. As of August 31, 2013, the Company owes $110,000 in principal and $34,342 in interest on this note.

As a condition of closing the change of control transaction identified in Note 6 below, the Note (including interest) in the amount of $144,342 was converted to a Convertible Note Payable. This amount has been purchased by an outside third party.

Current Liabilities: Convertible Notes - Third Parties

As of August 31, 2013, the Company had convertible notes from third parties including accrued interest in the amount of $918,210. Terms include $900,448 with simple interest accruing to the principal at a rate of 10 percent annually for a total of $17,762. The notes may be converted at the option of the Holder at a rate of 50% of the average of the previous 5 days closing price on the common stock. The maturity date of the notes is August 14, 2014.

As of August 31, 2013, the Company had convertible debentures from third parties including accrued interest in the amount of $374,043. Terms include $370,000 with simple interest accruing to the principal at a rate of 10 percent annually for a total of $4,043. The notes may be converted at the option of the Holder at a rate of 50% of the average of the previous 5 days closing price on the common stock. The embedded conversion options are classified as liabilities under ASC 815.

Current Liabilities: Notes Payable - Related Parties

As of August 31, 2013, the Company had advances from corporate officers of $76,000. The advances are non-interest bearing and have no maturity assigned as of August 31, 2013.

Long-Term Liabilities: Note Payable - Third Party

As of August 31, 2013, the Company had a long-term note payable from a third party including accrued interest of $25,668. Terms include $25,000 with interest at 15% annually for $668. The maturity date is January 31, 2015.

Long-Term Liabilities: Note Payable - Related Party

As of August 31, 2013, the Company had a long-term note payable from related parties including accrued interest of $77,003. Terms include $75,000 with interest at 15% annually for $2,003. The maturity date is November 29, 2014.

NOTE 7 – Fair Value Measurement and Derivative Liability

The Company evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Under ASC-815 the conversion options embedded in the notes payable described in Note 6 require liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement.

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as August 31, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
:
Derivative liabilities, August 31, 2013	$ -	$ -	$1,359,177	$1,359,177

The following table summarizes the changes in derivative liabilities during the six months ended August 31, 2013:

Ending balance as of February 28, 2013	$-
Additions due to new convertible debt issued	1,153,214
Change in fair value	205,963
Ending balance as of August 31, 2013	$1,359,177

As discussed in Note 6, the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined using multinomial lattice model based on the following assumptions:

-  The projected volatility curve for each valuation period was based on the historical volatility of the Company.

-  1 to 5-year Volatility 198%-431%,

-  An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10%,

-  The monthly trading volume would average $100,000 to $135,600 and would increase at 1% per month. The variable conversion prices 50% of ask-bid or close prices over 3 to 10 trading days have effective discount rates of 31.75% to 49.13%,

-  The Note Holders would automatically convert variable conversion prices 50% of ask-bid or close prices over 3 to 10 (with full ratchet resets) the notes at the stock price for the Convertible Note if the registration was effective and the Company was not in default, and Conversion price reset events are assumed every 3 months.

NOTE 8 - Equity

During the six months ended August 31, 2013, the Company sold 4,442,000 common shares for proceeds of $328,500. Of this amount, $44,995 was loaned to The Renewable Corporation and is a receivable at August 31, 2013.

During the six months ended August 31, 2013, the Company repurchased 1,807,090 common shares from The Renewable Corporation in exchange for settlement of receivable of $246,668.

NOTE 9 – Subsequent Events

As of August 31, 2013, the Company had 40,180,898 shares outstanding. Subsequently, the Company has issued 3,941,666 common shares for proceeds of $295,000. The Company currently has a total of 44,122,564 shares outstanding.

On September 30, 2013, the Board of Directors approved and adopted a 2013 Stock Option Plan. The purpose of the Plan is to increase the interest of officers, employees, consultants and advisors of the Company in its future growth and success through the added incentive created by the opportunity afforded for stock ownership under the Plan. The Company, through the Plan, seeks to motivate officers, employees, consultants and advisors and to attract highly competent individuals whose judgment, initiative and continuing effort will contribute to the success of the Company. The aggregate number of shares of common stock of the Company that may be issued pursuant to the Plan is 35,000,000 shares.

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

As used in this Quarterly Report, the terms "we," "us," "our," "Radiant," and the "Company" refer to The Radiant Creations Group, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

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

On February 15, 2012 we, entered into an option agreement with Natural Resources Recovery Guyana (NRRG), an affiliated company of CFG, LLC. NRRG is in the business of gold, diamond, and timber harvesting. The option agreement is for a period of sixty (60) days beginning from the date of the agreement. The Radiant Creations Group Corp. paid $5,000 for this option right. The assets for placement are five (5) concessions of gold, diamond, and timber harvesting interest which equates to 6,000 acres of land with the licenses and permits rights in the country of Guyana.

On April 23, 2012 we, entered into a 60 day option agreement with Natural Resources Recovery Guyana (NRRG), an affiliated company of CFG, LLC. NRRG is in the business of gold, diamond, and timber harvesting. The option agreement is for a period of sixty (60) days beginning from the date of the agreement. The Radiant Creations Group Corp. paid $5,000 for this option right. The assets for placement are five (5) concessions of gold, diamond, and timber harvesting interest which equates to 6,000 acres of land with the licenses and permits rights in the country of Guyana.

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

Recent Corporate Developments

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

Departure of Directors or Principal Officers

On June 20, 2013, Mr. Carmen J. Carbona presented to the Board of the Company a letter of resignation whereby he resigned from his positions as President, Chief Executive Officer and Chief Financial Officer of the Company and as the sole member of the Board and all other positions to which he has been assigned, regardless of whether Mr. Carbona served in such capacity, of the Company, effective on June 20, 2013.  Mr. Carbona’s resignation was not the result of any disagreements with the Company on any matters relating to the Company’s operations, policies or practices.

Appointment of New Board Members

On June 20, 2013, the stockholders of the Company holding a majority in interest of the Company’s voting equity, approved by written consent and the members of the board of directors (the “Board”) of the Company approved by unanimous written consent, (i) the acceptance of resignation of Mr. Carnen J. Carbona from his positions as an officer and director of the Company, and (ii) the appointment of Mr. Gary R. Smith, Mr. Manpreet Singh and Mr. Gary D. Alexander to the Board of Directors.

Appointment of New Corporate Officers

On June 20, 2013 the new Board of Directors of the Company elected Mr. Gary R. Smith as its Chairman and appointed him as the Company's new Chief Executive Officer.  The Board further appointed Mr. Manpreet Singh, a member of the Board as its President and Chief Operating Officer, appointed Mr. Gary D. Alexander, a member of the Board as its Chief Financial Officer and Corporate Secretary and appointed Michael S. Alexander as its Vice President of Corporate Finance.  The Board moved the corporate offices from Marcellus, New York to 1320 South Killian Drive, in Lake Park, Florida.

Mr. Gary R. Smith CEO of The Radiant Creations Group, Inc. is a corporate leader, manager, and consultant with extensive business experience in top management positions. He has more than three decades of operational experience as manager and CEO for leading automotive and auto finance organizations. In 2008 Mr. Smith purchased Superglass Windshield Repair franchises in the State of Florida which is still oversees. Mr. Smith joined The Renewable Corporation in March of 2012 where he serves as President and CEO.

Mr. Manpreet Singh began his career after he earned a BS in Accounting from Arizona State University, W.P. Carey School of Business. Upon his graduation from Arizona State, He worked in the mining and metals industry for several years, which is where he gained valuable experience and knowledge in the fields of public company accounting and SEC reporting.  His experiences also include holding the key position of Financial Controller in the healthcare and consumer financial world and later moving on to become the leading professional working as the CFO and Principal of Long Island Casino, Inc. Mr. Singh joined the executive team at The Renewable Corporation in May 2012 and has been a valuable member of the team until his resignation in January 2013 in anticipation of this transaction. He brings his ability to apply tenacious improvements and development of new technologies, procedures and policies to maximize on the success of Company.

Mr. Gary D. Alexander is currently founder and chairman of Tech River Investment, LLC a Florida based investment firm. He has more than 30 years of experience in the fields of accounting and investments. His knowledge and skills include initiating public and private offerings for small companies, professional accounting services with “go-public” transactions, private placement syndications, mergers, and acquisitions. He has extensive experience in forensic and reconstructive accounting and litigation matters. He has appeared with counsel in mediation and/or with a special master representing NASD broker-dealers as an auditor and consultant. He has also led and participated in projects in other fields, including the aviation industry, automotive, petroleum, internet services, telephone and VoIP industries, medical facilities, cosmetic and the entertainment, music and film industries.

Previously, Mr. Alexander was chairman of Treasure Coast Private Equity, a Florida based private equity firm that specializes in providing debt and equity resources for privately owned business seeking expansion capital. In December 2011, the Company was combined with Technology River Investments. In January 2013, he was appointed as officer and member of the board of directors of Brick Top Productions, Inc. a Florida base film production company (BTOP) and in June 2013 he became director, chief financial officer and corporate secretary of The Radiant Creations Group, Inc. a/k/a Nova Mining Corporation (NVMN). Through an asset acquisition, the company is designed to capitalize on innovative patented DNA based technologies to be used in the cosmetic and medical industries. In December 2011, Mr. Alexander was appointed director, chief financial officer, corporate secretary and treasurer of The Renewable Corporation (RNWB), a state of Washington Corporation doing business in Florida. The company is a manufacturer and distributor of innovative and proprietary surface coatings and nano-bonding products. In November 2007, Mr. Alexander was appointed outside/independent director of FirstPlus Financial Group, Inc. (FPFX) a former member of the New York Stock Exchange, was a diversified company providing commercial loans, consumer lending, residential and commercial restoration, facility maintenance services, insurance adjusting services, construction management services and a facilities and restoration franchise business. In early 2008, following a managerial restructuring, he was appointed “acting CFO” and designated corporate officer for SEC interface. From November 2006 to April 2007, Mr. Alexander was acting chief financial officer of Air Rutter International, LLC and Airspace, LLC located in Long Beach, California.  Air Rutter and Airspace were engaged in the business of private jet charter and aircraft management. From November 2005 to March 2006, Mr. Alexander was acting chief financial officer for Jet First, Inc. located in West Palm Beach, Florida.  Jet First was a private jet charter company.

In December 1977, Mr. Alexander earned a Bachelor of Business Administration (Accounting) degree from Florida Atlantic University, Boca Raton, FL. He owned and operated a successful CPA practice from April 1982 through December 2006. Throughout his career, he has served as a member and chair of numerous charitable organizations to help provide needed services in his local community.

Mr. Michael S. Alexander, Vice President of Corporate Finance of The Radiant Creations Group, began his career as Manager of Treasure Coast Private Equity, with a focus on technology and the development of start-up companies with patented or prototype products. He participated in equity market trading, including small cap, micro cap and options, and assisted with the acquisition and advancement of existing technologies. During his time there he was invited to become a Board Member for Greenwood Gold Mining, a small public company.  In December, 2011, Mr. Alexander became the CEO and President of Technology River Investments the predecessor to Treasure Coast Private Equity where Mr. Alexander was incremental in the acquisition and management of numerous portfolio investments on behalf of Technology River. Currently, Mr. Alexander serves as the VP of Corporate Finance at The Renewable Corporation (RNWB).  Mr. Alexander is a graduate of the University of North Florida, and holds a Bachelor of Science degree in Business Administration (Finance). He has been an active volunteer with a number of local philanthropic organizations, including The United Way of Martin County in Stuart, Florida.

Involvement in Certain Legal Proceedings

During the past five years no director or executive officer of the company (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

Family Relationships

Neither Mr. Smith, nor Mr. Singh, nor Mr. Gary Alexander nor Mr. Michael Alexander have a family relationship with any of the previous officers or directors of the Company.  Mr. Gary R. Smith directly owns fifty percent, Mr. Gary D. Alexander owns twenty five percent, Mr. Michael S. Alexander owns twenty five percent and Mr. Manpreet Singh has no direct or indirect financial interest in Biodynamic Molecular Technologies, LLC, the majority shareholder of the Company.

Entry into a Material Definitive Agreement.

On June 27, 2013, The Radiant Creations Group, Inc. (the “Company”) entered into an Asset Purchase Agreement with The Renewable Corporation, a Washington corporation and its wholly owned subsidiary Renewable Bioscience Technologies, Inc., a Florida corporation to purchase their license, certain assets and processes to innovative technologies in skin protection from the sun, industrial UV sources (such as welding), and reducing collateral damage from medical radiation treatment which consists of various patented skin products generally under the "Radiant Creations" label for One Million Two Hundred Twenty Five Thousand ($1,225,000) US Dollars payable with 6,805,556 newly issued shares of the Company based on the seven (7) day average closing price of Sellers’s common shares from Tuesday the 18th day of June to Wednesday the 26th day of June, 2013 with a fifteen (15%) discount.

On July 10, 2013 the Original Agreement was amended to whereby the purchase price was reduced to One Million Thirty Thousand ($1,030,000) US Dollars payable with 7,545,788 newly issued shares of the Company based on the seven (7) day average closing price of Sellers’s common shares from Monday the 17th day of June to Tuesday the 25th day of June, 2013 with a thirty five (35%) percent discount.

The license purchased is with Dr. Yin-Xiong Li, MD, Ph.D. to his patent in Enhanced Broad-Spectrum UV Radiation Filters and Methods as disclosed and claimed in U.S. Patent No. US Patent # 6,117,846 - Nucleic acid filters and US Patent Application # 20080233626 - Enhanced broad-spectrum UV radiation filters and methods, and the following international filings European Application # 07811023.6, and Australian Application # 2007281485 and as trade secrets associate with the above listed intellectual property and trade secrets and potential patent applications for an anti-aging skin rejuvenation cream, an acne OTC treatment, a wrinkle reduction cream, BioSalt redistribution technology using supplements.  The License Agreement, as of June 25, 2013 has added an addendum to it allowing Renewable to transfer the license agreement to The Radiant Creations Group.

The various patented skin products acquired include all the patented technologies that strips out the four nucleotide code molecules from DNA strands and uses them in a system that can provide up to 99% protection from DNA damage, which is the cause of aging and skin cancer. A second technology is the delivery system to house the nucleotides, and also, a hydration agent that is time released to infuse uniform hydration into the skin for up to 10 hours.  The resulting products are a DNA based SPF-30 day cream; an anti-aging and rejuvenating night cream featuring the hydration system, Chinese herbs, and aloe; a medical radiation protection and healing cream for use by dermatologists in radiation therapy for skin cancer and a rejuvenating DNA protection cream for the tanning bed industry for DNA damage protection.

Amendment to Articles of Incorporation

On July 16, 2013, the Company changed its name officially to The Radiant Creations Group, Inc. by filing a Certificate of Amendment to its Articles of Incorporation, pursuant to Nevada Revised Statutes 78.385 and 78.390 with the office of the Secretary of State for the State of Nevada.

Other Regulatory Disclosure (FINRA)

On July 24, 2013, the Company received confirmation from FINRA that effective at the opening of business on Friday, July 26, 2013, we will be trading as The Radiant Creations Group, Inc. under the symbol OTCBB: RCGP.

Concurrently with the change of our President, we moved our principal executive offices to:

1313 South Killian Drive, Suite B

Lake Park, FL 33403

Our new telephone number is: (561) 420-0380

This location is the office of our new President, Mr. Gary R. Smith.

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

On February 15, 2012 we, entered into an option agreement with Natural Resources Recovery Guyana (NRRG), an affiliated company of CFG, LLC. NRRG is in the business of gold, diamond, and timber harvesting. The option agreement is for a period of sixty (60) days beginning from the date of the agreement. The Radiant Creations Group Corp. paid $5,000 for this option right. The assets for placement are five (5) concessions of gold, diamond, and timber harvesting interest which equates to 6,000 acres of land with the licenses and permits rights in the country of Guyana.

On June 20, 2013, following a change of control and subsequent acquisition of a license agreement, certain assets and processes to innovative technologies in skin protection from the sun, the Company changed its principal business to the development and marketing of unique and proprietary cosmetic and over-the-counter products.

As of August 31, 2013, we had cash assets of $14,312 and a working capital deficit of $(1,604,283) and an accumulated deficit of $(2,071,216). As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

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

Financing Requirements

From December 29, 2005 (Inception) to August 31, 2013, we have suffered cumulative losses of $(2,071,216). We expect to continue to incur substantial losses as we continue the growth of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives.

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

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of $(2,071,216) for the period from December 29, 2005 to August 31, 2013, we have revenues of $37,672 (from August 26 through August 31, 2013) and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing the company’s marketing and business plans and the pursuit of other business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

At August 31, 2013, we had $14,312 in cash assets, $1,846,293 in liabilities, and an accumulated deficit of $(2,071,216).  See “Liquidity and Capital Resources.”

Liquidity and Capital Resources

It is the intent of our management, stockholders, and specifically the majority Shareholder, BioDynamic Molecular Technologies, LLC and our Chief Executive Officer, Gary R. Smith, our Chief Financial Officer, Gary D. Alexander and Our Chief Operating Officer, Manpreet Singh Thaper to provide sufficient working capital necessary to support and preserve the integrity of our Company as a corporate entity.  However, there is no legal obligation for either the majority Shareholder(s) or Officer(s) to provide additional future funding. If our management ceases to provide us the needed financing and we fail to identify any alternative sources of funding, there will be substantial doubt about our ability to continue as a “going concern”.

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

At August 31, 2013, we had $14,312 in cash assets $1,846,293 in liabilities, and an accumulated deficit of $(2,071,216). Our primary source of liquidity has been from loans from a majority shareholder(s) and loans from outside parties.  As of August 31, 2013, the Company owed $1,394,925 in notes and debentures (including accrued interest) and $76,000 in advances, loaned to the company.

Net cash used in operating activities was ($99,852) during the quarter ended August 31, 2013.

Net cash used in investing activities was $9,255) during the quarter ended August 31, 2013.

Net cash provided by financing activities was $114,836 during the quarter ended August 31, 2013.

Our expenses to date are largely due to professional fees that include accounting and legal fees.

To date, we have revenues of $37,672 (from August 26 through August 31, 2013) and require additional financing in order to finance our business activities on an ongoing basis.  Our future capital requirements will depend on numerous factors, including, but not limited to, executing our marketing and business plans and the ability to pursue other business opportunities. We are actively pursuing alternative financing and have had discussions with various third parties, although no firm commitments have been obtained to date.  In the interim, shareholders of the Company have agreed to meet our operating expenses.  We believe that actions presently being taken to revise our operating and financial requirements provide the Company with the opportunity to continue as a “going concern,” although no assurances can be given.

Net Loss from Operations

The Company had a net loss of $(2,071,216) for the period from inception through August 31, 2013. The Company had a net loss of $(1,031,484) for the three months ended August 31, 2013 as compared to a net loss of $(172,699) for the three months ended August 31, 2012.

Cash Flow

Our primary source of liquidity has been cash from shareholder loans, loans from outside parties and advances.

Working Capital

As of August 31, 2013, the Company had total current assets of $142,010 and total current liabilities of $1,746,293 resulting in working capital deficit of $(1,604,283) for the previous year end. As of February 28, 2013, the Company had total current assets of $8,583 and total current liabilities of $879,470, resulting in working capital deficit of $(870,887) for the previous year end.

Lack of Revenues

We have had limited operations since our inception on December 29, 2005 to August 31, 2013.  We have generated revenues of $37,672 beginning on August 26, 2013.  As of August 31, 2013, we have an accumulated deficit of $2,071,216. Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $1,031,484 for the three months ended August 31, 2013, compared to a net loss of $172,699 for the three months ended August 31, 2012.  From inception on December 29, 2005 to August 31, 2013, we have incurred a net loss of $2,071,216.  Our basic and diluted loss per share was $(0.00) for the three months ended August 31, 2013, and $(0.00) for the three months ended August 31, 2012.

Operating and Administration Expenses

Operating expenses increased by $465,304 from $156,256 in the three months ended August 31, 2012, to $621,560 in the three months ended August 31, 2013.  Operating expenses for the three months comparison primarily consist of office administration, professional and regulatory compliance, investor relations and marketing and advertising.

Other Expenses

Other expenses increased by $395,872 from $16,443 in the three months ended August 31, 2012, to $412,315 in the three months ended August 31, 2013.  Other expenses for the three months comparison primarily consist of interest expense, depreciation and write-off of certain acquisition costs.

Common and Preferred Stock

We are authorized by our Amended and Restated Articles of Incorporation and our Additional Articles of Incorporation to issue an aggregate of 200,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.00001 per share (the “Common Stock”) and 100,000,000 are shares of preferred stock (the “Preferred Stock”), par value $0.00001 per share.  As of August 31, 2013, 40,180,898 shares of Common Stock were issued and outstanding and there were 40 shareholders of our Common Stock and 0 shares of Preferred Stock were issued and outstanding.

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

On August 31, 2013, our President, Gary R. Smith, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the second fiscal quarter ended August 31, 2013 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WE HAVE LIMITED BUSINESS OPERATIONS AND ONE PRODUCT AVAILABLE FOR SALE. WE HAVE NOT IDENTIFIED ANY ALTERNATIVE BUSINESS OPPORTUNITIES. OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS WILL CONSIST OF EXECUTING OUR MARKETING AND BUSINESS PLANS AND RESEARCHING NEW OPPORTUNITIES.

Our assets consists of a license purchased from Dr. Yin-Xiong Li, MD, Ph.D. to his patent in Enhanced Broad-Spectrum UV Radiation Filters and Methods as disclosed and claimed in U.S. Patent No. US Patent # 6,117,846 - Nucleic acid filters and US Patent Application # 20080233626 - Enhanced broad-spectrum UV radiation filters and methods, and the following international filings European Application # 07811023.6, and Australian Application # 2007281485 and as trade secrets associate with the above listed intellectual property and trade secrets and potential patent applications for an anti-aging skin rejuvenation cream, an acne OTC treatment, a wrinkle reduction cream, BioSalt redistribution technology using supplements.  The License Agreement, as of June 25, 2013 has added an addendum to it allowing Renewable to transfer the license agreement to The Radiant Creations Group.

In the event the Company is unable to maintain compliance with the terms of the exclusive license agreement the grantor could elect to limit or terminate the agreement which would have a material impact on our financial condition.

We May Not be Able to Obtain Additional Financing

As of February 28, 2013, we had cash on hand of $8,583 and a working capital deficit of $(870,887).

As of August 31, 2013, we had cash on hand of $14,312 and a working capital deficit of $(1,604,283).

Currently, our ability to obtain additional financing may be substantially limited. If sufficient financing is not available or obtainable as and when needed, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment. We currently do not have any financing arrangements in place and there are no assurances that we will be able to acquire financing on acceptable terms or at all.

We Have Limited Officers and Directors

Because management consists of only three persons, Gary R. Smith, President and CEO, Gary D. Alexander, CFO and Corporate Secretary and Manpreet Singh Thaper, COO will be the only individuals responsible in conducting the day-to-day operations of the Company.  We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our three officers when selecting a target products to market.  Mr. Smith, Mr. Alexander and Mr. Singh anticipate devoting only a limited amount of time per month to the business of the Company.  Mr. Smith, Mr. Alexander and Mr. Singh all anticipate executing written employment agreements with the Company in the near future, however we do not anticipate obtaining key man life insurance on  Mr. Smith, Mr. Alexander or Mr. Singh. The loss of the services of  Mr. Smith, Mr. Alexander or Mr. Singh would adversely affect development of our business and our likelihood of continuing operations.

We Depend on Management and Management's Participation is Limited

We will be entirely dependent upon the experience of our officers and directors in seeking, investigating, and acquiring new business opportunities and in making decisions regarding our operations.  It is possible that, from time to time, the inability of such persons to devote their full time attention to the Company will cause the Company to lose an opportunity.

We May Conduct Further Offerings in the Future in Which Case Investors' Shareholdings will be Diluted

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

Because Our Stock is a Penny Stock, Shareholder will be More Limited in Their Ability to Sell Their Stock

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

ITEM 3. Defaults on Senior Securities

None.

ITEM 4. Mining Safety Disclosure

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

THE RADIANT CREATIONS GROUP, INC.

Dated: October 25, 2013	By: /s/ Gary R. Smith Gary R. Smith, Chief Executive Officer

Dated: October 25, 2013	By: /s/ Gary D. Alexander Gary D. Alexander, Chief Financial Officer

