Form 10-Q
period 2013-11-30
RADIANT CREATIONS GROUP, INC.
filed 2014-01-21
CIK 1372184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 333-136663

THE RADIANT CREATIONS GROUP, INC.

(Exact name of registrant as specified in its charter)

NEVADA	45-2753483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Harbour Financial Center 2401 PGA Boulevard, Suite 280-B Palm Beach Gardens, FL 33410	33410
(Address of principal executive offices)	(Zip code)

(561) 420-0380

(Registrant's telephone number, including area code)

1313 S. Killian Drive, Suite B

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

Yes [ ] No [ X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 30, 2013, the Issuer had 47,951,560 shares of common stock issued and outstanding.

THE RADIANT CREATIONS GROUP, INC.
NOVEMBER 30, 2013
	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets as of November 30, 2013 and February 28, 2013 (Unaudited)	3
	Statements of Expenses For the three months ended November 30, 2013 and November 30, 2012 (Unaudited) For the nine months ended November 30, 2013 and November 30, 2012 (Unaudited)	4
	Statements of Cash Flows For the nine months ended November 30, 2013 and November 30, 2012 (Unaudited)	5
	Notes to Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mining Safety Disclosure	22
Item 5.	Other Information	22
Item 6.	Exhibits	23
	Signatures	24

ITEM 1. FINANCIAL INFORMATION

THE RADIANT CREATIONS GROUP, INC.
BALANCE SHEETS
(Unaudited)

	November 30, 2013	February 28, 2013
ASSETS
Cash	$40,890	$8,583
Accounts Receivable	57,805	—
Due from related party	360,749	—
Inventory	61,008	—
Prepaid Expenses	1,010	—
Total Current Assets	521,462	8,583

Net Fixed Assets	8,655
Other Assets
Investment in Subsidiary	757	—
Exclusive License Agreement	1,000,000	—
Intellectual Property Documentation	350,000	—

Total Assets	$1,880,874	$8,583

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	9,082	—
Convertible Notes -Third Parties, net of discount of $752,900 and $0, respectively	426,048	—
Derivative liabilities	796,023	—
Advances	—	40,000
Accrued liabilities	—	7,000
Interest payable	49,090	112,470
Notes payable	—	720,000
Note Payable - Related Party	86,500	—

Total Current Liabilities	1,366,743	879,470

Long-Term Liabilities:
Note Payable - Third Party	25,000	—
Note Payable - Related Party	75,000	—

TOTAL LIABILITIES	1,466,743	879,470

Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized; $0.00001 par value 0 shares issued and outstanding	—	—
Common stock, 100,000,000 shares authorized; $0.00001 par value 47,951,560 and 30,000,000 shares issued and outstanding, respectively	480	300
Additional Paid-In Capital	2,643,801	132,750
Accumulated Deficit	(2,230,150)	(1,003,937)

Total Stockholders’ Deficit	414,131	(870,887)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,880,874	$8,583

The accompanying notes are an integral part of these unaudited financial statements

THE RADIANT CREATIONS GROUP, INC.
STATEMENTS OF EXPENSES (Unaudited)

	For the Three Months Ended November 30, 2013	For the Three Months Ended November 30, 2012	For the Nine Months Ended November 30, 2013	For the Nine Months Ended November 30, 2012

INCOME
Product Sales	$65,315	—	102,987	$—
Total Income	65,315	—	102,987	—

Cost of Goods Sold:
Supplies and Materials	9,874	—	45,154	—
Total Cost of Goods Sold	9,874	—	45,154	—

GROSS PROFIT	55,441	—	57,833	—

EXPENSES
Office Administration	12,371	62,176	37,256	257,560
Professional and Regulatory Fees	27,637		51,167	—
Investor Relations	14,548		17,017	—
Mining Exploration	—	45,000		80,000
Stock compensation	—	—	564,627	—
Marketing and Advertising	50,186		64,074	—
Total Operating Expenses	104,742	107,176	734,141	337,560

Operating Loss	(49,301)	(107,176)	(676,308)	(337,560)

Other Expenses:
Depreciation	(450)	—	(600)	—
Interest Expense	(280,620)	(21,179)	(489,900)	(49,998)
Gain/(loss) on derivative liability	171,457	—	(34,506)	—
Write off of inventory	—	—	(24,899)	—
Total Other Expenses	(109,613)	(21,179)	(549,905)	(49,998)

NET INCOME/(LOSS)	$(158,914)	$(128,355)	$(1,226,213)	$(387,558)

Basic & Diluted Loss per Common Share	(0.00)	(0.00)	(0.03)	(0.01)

Weighted Average Common Shares Outstanding	45,002,931	30,000,000	37,013,947	30,000,000

The accompanying notes are an integral part of these unaudited financial statements

THE RADIANT CREATIONS GROUP, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended November 30, 2013	For the Nine Months Ended November 30, 2012
OPERATING ACTIVITIES:
Net Loss	$(1,226,213)	$(387,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	600	—
Income/(loss) on derivative liability	34,506	—
Amortization of debt discount	400,314	—
Stock compensation	564,627	—
Write off of inventory	24,899	—
Changes in operating assets and liabilities:
Accounts receivable	(58,562)	—
Inventory	(21,377)	—
Prepaid expenses	(1,010)	—
Accounts payable	9,082	(470)
Account Payable – related party	—	400
Interest Payable		49,998
Accrued Liabilities	70,068	14,000
Net Cash Provided in Operating Activities	(203,066)	(323,630)

INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(9,255)	—
Net Cash Provided in Investing Activities	(9,255)	—

CASH FLOWS FROM FINANCING :
Proceeds from notes payable - related party	86,500	—
Borrowings on convertible debt	78,500	—
Proceeds from loans and notes	—	290,000
Contributed capital	2,000	—
Shares repurchased	(443,622)	—
Proceeds from issuance of common stock	521,250	—
Expenses Paid by non-related party as advance	—	30,000
Net Cash Provided by Financing Activities	244,628	320,000

Net Increase (Decrease) in Cash	32,307	(3,630)
Cash at Beginning of Period	8,583	4,581

Cash at End of Period	$40,890	$951

Supplemental Disclosures
Interest paid	$—	$—
Income taxes paid	—	—

Noncash financing and investing activities:
Debt discount from derivatives	1,153,214	—
Conversion of Debt	170,000	—
Reclass of derivative to additional paid-in capital from derivative instrument	391,697
Acquisition of assets and liabilities from The Renewable Corporation	1,509,157	—
Assignment and modification of notes payable	900,448	—

The accompanying notes are an integral part of these unaudited financial statements

THE RADIANT CREATIONS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – Organization, Basis of Presentation and Significant Accounting Policies

Nature of Business

The Radiant Creations Group, Inc., formerly known as Nova Mining Corporation (the “Company”) was incorporated in Nevada on December 29, 2005. From their inception the Company's principal business activity was the acquisition and exploration of mineral resources. On June 20, 2013, following a change of control and subsequent acquisition of an exclusive license agreement, certain assets and processes to innovative technologies in skin protection and enhancement, which consist of various proprietary products including an anti-aging and revitalizing skin cream generally under the "Radiant Creations" label, the Company changed its principal business to the development and marketing of unique and proprietary scientific technologies and cosmetic and over-the-counter personal enhancement products and devices.

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

Several conditions and events cast substantial doubt about The Radiant Creations Group’s ability to continue as a going concern.  The Radiant Creations Group has incurred net losses of $2,230,150 for the period from December 29, 2005 (inception) to November 30, 2013, we have had minimal revenues and require additional financing in order to finance its business activities on an ongoing basis. The Radiant Creations Group’s future capital requirements will depend on numerous factors including, but not limited to, executing its marketing and business plans and the pursuit of business opportunities. The Radiant Creations Group is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of The Radiant Creations Group have committed to meeting its operating expenses.

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

NOTE 3 – Acquisition

On June 25, 2013, we purchased certain assets from The Renewable Corporation. The purchase price consisted of 6,805,556 common shares of the Company fair valued at $.20 per share. The purchases included their license, certain assets and processes to innovative technologies in skin protection and enhancement which consists of proprietary products including an anti-aging and revitalizing skin cream to be marketed generally under the "Radiant Creations" label. On July 10, 2013 the purchase price was increased to 7,545,788 shares fair valued at $.20 per share. The purchase price was restructured to include assumption of additional Renewable debt by Radiant. A summary of the assets and liabilities acquired are shown below:

Purchase Price
Stock	$1,509,157

Assets Acquired
Inventory	64,530
Nucleotide documentation	350,000
License	1,000,000
Convertible debentures	(370,000)
Promissory notes	(100,000)
Total value	$944,530

The excess of the fair value of consideration over the assets acquired of $564,627 was recorded to stock compensation because the entities are related parties. The entities are not under common control; however, the entities share the same CEO and CFO.

NOTE 4 – Related Party Transactions

In the years 2005 - 2008, the Company’s former President advanced to the Company an aggregate of $110,000. The advance was non-interest bearing and due on demand. As of November 30, 2013, this amount has been purchased by an outside party and is no longer owed to the Company’s former President.

As of November 30, 2013, $187,300 has been paid in compensation for services rendered by the Company’s prior officers and directors during their time of service ending on June 27, 2013.

As of November 30, 2013, all activities of The Radiant Creations Group have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by The Radiant Creations Group for the use of these facilities. On December 1, 2013, the Company relocated its offices to Harbour Financial Center, 2401 PGA Boulevard, Palm Beach Lakes, FL 33410.

As of November 30, 2013, the Company had advances from corporate officers in the amount of $86,500. The advances are non-interest bearing and have no maturity assigned as of November 30, 2013.

NOTE 5 - Advances

As of November 30, 2013, a third party paid company expenses totaling $30,000 and loaned the company $10,000. These amounts are a non-interest bearing advance of $40,000.

As a condition of closing the change of control transaction identified in Note 7 below, the Advance of $40,000 was converted to a Note Payable. This amount has been purchased by another third party.

As of November 30, 2013, the Company had loans from corporate officers totaling $86,500. The advances are non-interest bearing and have no maturity assigned as of November 30, 2013.

NOTE  6 – Notes and Debentures Payable

During 2011, 2012 and 2013, a third party loaned the Company $610,000. These loans are unsecured and payable a year from the signed note.  A $200,000 loan is accruing 10% simple interest annually and the remaining $410,000 in loans accrue at15% simple interest annually. Of these notes, $260,000 is in default as of November 30, 2013 and $40,000 of this amount accrues interest at the default interest rate of 25%. As of November 30, 2013, the Company owed $610,000 in principal and $106,106 in interest on these notes.

As a condition of closing the change of control transaction identified in Note 6 below, the Note (including interest) in the amount of $716,106 was converted to a Convertible Note Payable. This amount has been purchased by an outside third party.

Following the conversions to common stock of $100,000 on September 19th, and $70,000 on November 20th, 2013, the Company owes $546,106 in principal and $30,196 in interest as of November 30, 2013.

On September 1, 2011, $110,000 was owed to a third party.  This loan is unsecured, accruing 15% simple interest annually and payable on August 31, 2012. This note is now in default as of November 30, 2013 and accruing interest at the default interest rate of 25%. As of November 30, 2013, the Company owes $110,000 in principal and $34,342 in interest on this note.

As a condition of closing the change of control transaction identified in Note 6 below, the Note (including interest) in the amount of $144,342 was converted to a Convertible Note Payable. This amount has been purchased by an outside third party.

Current Liabilities: Convertible Notes - Third Parties

As of November 30, 2013, the Company had convertible notes from third parties including accrued interest in the amount of $768,876. Terms include $730,448 with simple interest accruing to the principal at a rate of 10 percent annually for a total of $38,428. The notes may be converted at the option of the Holder at fixed rate of $0.075 per share. The embedded conversion options are classified as liabilities under ASC 815. . The maturity date of the notes is August 14, 2014.

Additionally, as of November 30, 2013, the Company had a convertible note from third parties including accrued interest in the amount of $78,706. Terms include $78,500 with simple interest accruing to the principal at a rate of 8.0 percent annually for a total of $206. On May 18, 2014, the note may be converted at the option of the Holder at a "variable conversion price" representing a discount rate of 42% to the current market price defined as the average of the lowest three (3) trading prices for the common stock during the (10) trading day period ending on the latest complete trading day prior to the conversion date. The maturity date of the notes is August 14, 2014.

As of November 30, 2013, the Company had convertible debentures from third parties including accrued interest in the amount of $374,043. Terms include $370,000 with simple interest accruing to the principal at a rate of 10 percent annually for a total of $10,456. The notes may be converted at the option of the Holder at a rate of 50% of the average of the previous 5 days closing price on the common stock. The embedded conversion options are classified as liabilities under ASC 815.

Current Liabilities: Notes Payable - Related Parties

As of November 30, 2013, the Company had advances from corporate officers of $86,500. The advances are non-interest bearing and have no maturity assigned as of November 30, 2013.

Long-Term Liabilities: Note Payable - Third Party

As of November 30, 2013, the Company had a long-term note payable from a third party including accrued interest of $26,603. Terms include $25,000 with interest at 15% annually for $1,603. The maturity date is January 31, 2015.

Long-Term Liabilities: Note Payable - Related Party

As of November 30, 2013, the Company had a long-term note payable from related parties including accrued interest of $79,808. Terms include $75,000 with interest at 15% annually for $4,808. The maturity date is November 29, 2014.

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as November 30, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Derivative liabilities, November 30, 2013	$ -	$ -	$796,023	$796,023

The following table summarizes the changes in derivative liabilities during the nine months ended November 30, 2013:

Ending balance as of February 28, 2013	$	---
Additions due to new convertible debt issued		1,161,574
Day one loss on derivative		(8,360)
Reclass of Derivative to Equity due to conversion		(391,697)
(Gain)/loss on change in fair value		34,506
Ending balance as of November 30, 2013		$796,023

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

 NOTE 8 - Equity

During the nine months ended November 30, 2013, the Company sold 10,722,439 common shares for proceeds of $521,250. Of this amount, $360,749 was loaned to The Renewable Corporation and is a receivable at November 30, 2013.

During the nine months ended November 30, 2013, the Company repurchased 3,250,000 common shares from The Renewable Corporation in exchange for settlement of receivable of $443,622.

NOTE 9 - Investment in Subsidiaries

On November 5, 2014, the Company established three foreign (UK) subsidiaries for the exclusive purpose of maintaining merchant processing account for processing sales throughout Europe. At November 30, 2013, no sales activity had been recorded through the subsidiaries.

NOTE 10 – Subsequent Events

 On December 3, 2013, the Company granted 27,750,000 options to executives (18,000,000), board members (1,200,000) and employees (8,550,000). At the date of these financial statements, none of the options granted have been exercised.

On December 16, 2013, the Company entered into a convertible debt agreement with third party for the amount of $32,500 at 8% interest.

As of January 21, 2014, the Company has issued 1,860,000 additional shares of common stock to private investors in exchange for $108,500 in cash. Total shares outstanding as of January 21, 2014 are 49,811,560.

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

Appointment of New Corporate Officers

On June 20, 2013 the new Board of Directors of the Company elected Mr. Gary R. Smith as its Chairman and appointed him as the Company's new Chief Executive Officer.  The Board further appointed Mr. Manpreet Singh Thaper, a member of the Board as its President and Chief Operating Officer, appointed Mr. Gary D. Alexander, a member of the Board as its Chief Financial Officer and Corporate Secretary and appointed Michael S. Alexander as its Vice President of Corporate Finance.  The Board moved the corporate offices from Marcellus, New York to 1320 South Killian Drive, in Lake Park, Florida.

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

Mr. Manpreet Singh Thaper began his career after he earned a BS in Accounting from Arizona State University, W.P. Carey School of Business. Upon his graduation from Arizona State, He worked in the mining and metals industry for several years, which is where he gained valuable experience and knowledge in the fields of public company accounting and SEC reporting.  His experiences also include holding the key position of Financial Controller in the healthcare and consumer financial world and later moving on to become the leading professional working as the CFO and Principal of Long Island Casino, Inc. Mr. Singh joined the executive team at The Renewable Corporation in May 2012 and has been a valuable member of the team until his resignation in January 2013 in anticipation of this transaction. He brings his ability to apply tenacious improvements and development of new technologies, procedures and policies to maximize on the success of Company.

Mr. Gary D. Alexander, a founder and chairman of Technology River Investment, LLC a Florida based investment firm. He has more than 30 years of experience in the fields of accounting and investments. His knowledge and skills include initiating public and private offerings for small companies, professional accounting services with “go-public” transactions, private placement syndications, mergers, and acquisitions. He has extensive experience in forensic and reconstructive accounting and litigation matters. He has appeared with counsel in mediation and/or with a special master representing NASD broker-dealers as an auditor and consultant. He has also led and participated in projects in other fields, including the aviation industry, automotive, petroleum, internet services, telephone and VoIP industries, medical facilities, cosmetic and the entertainment, music and film industries.

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

Mr. Michael S. Alexander, Vice President of Corporate Finance of The Radiant Creations Group, began his career as Manager of Treasure Coast Private Equity, with a focus on technology and the development of start-up companies with patented or prototype products. He participated in equity market trading, including small cap, micro-cap and options, and assisted with the acquisition and advancement of existing technologies. During his time there he was invited to become a Board Member for Greenwood Gold Mining, a small public company.  In December, 2011, Mr. Alexander became the CEO and President of Technology River Investments the predecessor to Treasure Coast Private Equity where Mr. Alexander was incremental in the acquisition and management of numerous portfolio investments on behalf of Technology River. Currently, Mr. Alexander serves as the VP of Corporate Finance at The Renewable Corporation (RNWB).  Mr. Alexander is a graduate of the University of North Florida, and holds a Bachelor of Science degree in Business Administration (Finance). He has been an active volunteer with a number of local philanthropic organizations, including The United Way of Martin County in Stuart, Florida.

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

Family Relationships

Neither Mr. Smith, nor Mr. Singh Thaper, nor Mr. Gary Alexander nor Mr. Michael Alexander have a family relationship with any of the previous officers or directors of the Company.  Mr. Gary R. Smith directly owns fifty percent, Mr. Gary D. Alexander owns twenty five percent, Mr. Michael S. Alexander owns twenty five percent and Mr. Manpreet Singh Thaper has no direct or indirect financial interest in Biodynamic Molecular Technologies, LLC, the majority shareholder of the Company.

Entry into a Material Definitive Agreement

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

Concurrently with the change of our President, we moved our principal executive offices to:

1313 South Killian Drive, Suite B

Lake Park, FL 33403

Subsequently, we moved our principal executive offices to:

Harbour Executive Center

2401 PGA Boulevard, Suite 2401-B

Palm Beach Gardens, FL 33410

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

On June 20, 2013, following a change of control and subsequent acquisition of an exclusive license agreement, certain assets and processes to innovative technologies in skin protection and enhancement, which consist of various proprietary products including an anti-aging and revitalizing skin cream generally under the "Radiant Creations" label, the Company changed its principal business to the development and marketing of unique and proprietary scientific technologies and cosmetic and over-the-counter personal enhancement products and devices.

As of November 30, 2013, we had cash assets of $40,890 and a working capital deficit of $(845,281) and an accumulated deficit of $(2,230,150). As such, we anticipate that we will require substantial financing in the near ture in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all. Due to the lack of our operating history and our present inability to generate significant revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended February 28, 2013 that there currently exists substantial doubt about our ability to continue as a going concern.

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

Financing Requirements

From December 29, 2005 (Inception) to November 30, 2013, we have suffered cumulative losses of $(2,230,150). We expect to continue to incur substantial losses as we continue the growth of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives.

Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, we do not have any financing arrangements currently in place and there can be no assurance that we will be able to obtain sufficient financing when needed. As a result of the foregoing, our independent auditors believe that substantial doubt exists about our ability to continue as a going concern.

There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of $(2,230,150) for the period from December 29, 2005 to November 30, 2013, we ve revenues of $102,987 (from August 26 through November 30, 2013), and require additional financing in order to finance our business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing the company’s marketing and business plans and the pursuit of other business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

At November 30, 2013, we had $40,890 in cash assets, $1,466,743 in liabilities, and an accumulated deficit of $(2,230,150).  See “Liquidity and Capital Resources.”

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

At November 30, 2013, we had $40,890 in cash assets $1,466,743 in liabilities, and an accumulated deficit of $(2,230,150). Our primary source of liquidity has been from loans from a majority shareholder(s) and loans from outside parties.  As of November 30, 2013, the Company owed $1,328,038 in notes and debentures (including accrued interest) and $86,500 in advances, loaned to the company.

Net cash used in operating activities was $(203,066) during the quarter ended November 30, 2013.

Net cash used in investing activities was $(9,255) during the quarter ended November 30, 2013.

Net cash provided by financing activities was $443,622 during the quarter ended November 30, 2013.

Our expenses to date are largely due to professional fees that include accounting and legal fees.

To date, we have revenues of $102,987 (from August 26 through November 30, 2013) and require additional financing in order to finance our business activities on an ongoing basis.  Our future capital requirements will depend on numerous factors, including, but not limited to, executing our marketing and business plans and the ability to pursue other business opportunities. We are actively pursuing alternative financing and have had discussions with various third parties, although no firm commitments have been obtained to date.  In the interim, shareholders of the Company have agreed to meet our operating expenses.  We believe that actions presently being taken to revise our operating and financial requirements provide the Company with the opportunity to continue as a “going concern,” although no assurances can be given.

Net Loss from Operations

The Company had a net loss of $(2,230,150) for the period from inception through November 30, 2013. The Company had a net loss of $(1,226,213) for the nine months ended November 30, 2013 as compared to a net loss of $(387,558) for the nine months ended November 30, 2012.

Cash Flow

Our primary source of liquidity has been cash from shareholder loans, loans from outside parties and advances.

Working Capital

As of November 30, 2013, the Company had total current assets of $521,462 and total current liabilities of $1,366,743 resulting in working capital deficit of $(845,281) for the nine month period. As of November 30, 2012, the Company had total current assets of $951 and total current liabilities of $792,951, resulting in working capital deficit of $(792,000) for the previous nine month period.

Lack of Revenues

We have had limited operations since our inception on December 29, 2005 to November 30, 2013.  We have generated revenues of $102,987 beginning on August 26, 2013.  As of November 30, 2013, we have an accumulated deficit of $2,230,150. Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $158,914 for the three months ended November 30, 2013, compared to a net loss of $128,355 for the three months ended November 30, 2012.  For the nine months ended November 30, 2013, we incurred a net loss of $1,226,213, compared to a net loss of $387,558 for the nine month period ending November 30, 2012. From inception on December 29, 2005 to November 30, 2013, we have incurred a net loss of $2,230,150.  Our basic and diluted loss per share was $(0.00) for the three months ended November 30, 2013, and $(0.00) for the three months ended November 30, 2012.

Operating and Administration Expenses

Operating expenses increased by $396,581 from $337,560 for the nine months ended November 30, 2012, to $734,741 for the nine months ended November 30, 2013.  Operating expenses for the nine months comparison primarily consist of office administration, professional and regulatory compliance, investor relations and marketing and advertising.

Other Expenses

Other expenses increased by $499,907 from $49,998 for the nine months ended November 30, 2012, to $549,905 for the nine months ended November 30, 2013.  Other expenses for the nine month comparison primarily consist of interest expense, mark to market changes in derivatives, and write-off of certain acquisition costs.

Common and Preferred Stock

We are authorized by our Amended and Restated Articles of Incorporation and our Additional Articles of Incorporation to issue an aggregate of 200,000,000 shares of capital stock, of which 100,000,000 are shares of mmon stock, par value $0.00001 per share (the “Common Stock”) and 100,000,000 are shares of preferred stock (the “Preferred Stock”), par value $0.00001 per share.  As of November 30, 2013, 47,951,560 shares of Common Stock were issued and outstanding and there were 55 shareholders of our Common Stock and 0 shares of Preferred Stock were issued and outstanding.

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

On November 30, 2013, our President, Gary R. Smith, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the third fiscal quarter ended November 30, 2013 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1. Legal Proceedings

None.

PART II - OTHER INFORMATION

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

Our assets consists of an exclusive license purchased from Dr. Yin-Xiong Li, MD, Ph.D. to his patent in Enhanced Broad-Spectrum UV Radiation Filters and Methods as disclosed and claimed in U.S. Patent No. US Patent # 6,117,846 - Nucleic acid filters and US Patent Application # 20080233626 - Enhanced broad-spectrum UV radiation filters and methods, and the following international filings European Application # 07811023.6, and Australian Application # 2007281485 and as trade secrets associate with the above listed intellectual property and trade secrets and potential patent applications for an anti-aging skin rejuvenation cream, an acne OTC treatment, a wrinkle reduction cream, BioSalt redistribution technology using supplements.  The License Agreement, as of June 25, 2013 has added an addendum to it allowing Renewable to transfer the license agreement to The Radiant Creations Group.

In the event the Company is unable to maintain compliance with the terms of the exclusive license agreement the grantor could elect to limit or terminate the agreement which would have a material impact on our financial condition.

We May Not be Able to Obtain Additional Financing

As of February 28, 2013, we had cash on hand of $8,583 and a working capital deficit of $(870,887).

As of November 30, 2013, we had cash on hand of $40,890 and a working capital deficit of $(845,281).

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

We Have Limited Officers and Directors

Because management consists of only three persons, Gary R. Smith, President and CEO, Gary D. Alexander, CFO and Corporate Secretary and Manpreet Singh Thaper, COO will be the only individuals responsible in conducting the day-to-day operations of the Company.  We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our three officers when selecting a target products to market.  Mr. Smith, Mr. Alexander and Mr. Singh Thaper anticipate devoting only a limited amount of time per month to the business of the Company.  Mr. Smith, Mr. Alexander and Mr. Singh Thaper all anticipate executing written employment agreements with the Company in the near future, however we do not anticipate obtaining key man life insurance on  Mr. Smith, Mr. Alexander or Mr. Singh Thaper. The loss of the services of  Mr. Smith, Mr. Alexander or Mr. Singh Thaper would adversely affect development of our business and our likelihood of continuing operations.

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

We May Conduct Further Offerings in the Future in Which Case Investors' Shareholdings' will be Diluted

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

THE RADIANT CREATIONS GROUP, INC.

Dated: January 21, 2014	By: /s/ Gary R. Smith Gary R. Smith, Chief Executive Officer

Dated: January 21, 2014	By: /s/ Gary D. Alexander Gary D. Alexander, Chief Financial Officer

