Form 10-K
period 2014-02-28
RADIANT CREATIONS GROUP, INC.
filed 2014-06-13
CIK 1372184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended February 28, 2014

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

Lake Park, FL 33403

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 Par Value Per Share. Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act. Yes [  ] No [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ] No [X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. `See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [  ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fourth fiscal quarter: $2,713,567, based on a price of $0.05, being the price at which the registrant last sold shares of its common stock.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of the year ended February 28, 2014, the registrant had 54,271,336 shares of common stock outstanding.

As of the date of filing, May 12, 2014, the registrant had 64,271,336 shares of common stock outstanding.

2

THE RADIANT CREATIONS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED FEBRUARY 28, 2014

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

As used in this Annual Report, the terms "we," "us," "our," "Nova," and the "Company" mean The Radiant Creations Group, Inc. unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1. BUSINESS.

OVERVIEW

The Radiant Creations Group, Inc., formerly known as Nova Mining Corporation is a Nevada corporation formed on December 29, 2005. From their inception until February 2009 they were engaged in the exploration of a claim knows as the Columbia VI Claim. In February of 2009, based on a report from their consulting geologist, they abandoned the Columbia Claim, and selected an area in Saskatchewan considered favorable for hosting diamondiferous kimberlite pipes. That site was staked and registered with the province of Saskatchewan on March 18, 2009.

On June 20, 2013, a change of control took place and Biodynamic Molecular Technologies, LLC a privately held company organized in the State of Florida acquired from a former majority stockholder of the Company in a private transaction 25,000,000 restricted shares of common stock of the Company, representing all of their holdings in the Company. These shares constituted approximately 83.33% of the thirty million (30,000,000) issued and outstanding shares of common stock of the Company. There were no arrangements or understandings among members of the former and new control groups and their associates with respect to election of directors or other matters.

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

On June 20, 2013, the stockholders of the Company holding a majority in interest of the Company’s voting equity, owning 25,000,000 common shares out of a total of 30,000,000 common shares outstanding, approved by written consent and the members of the board of directors (the “Board”) of the Company approved by unanimous written consent, (i) the acceptance of resignation of Mr. Carmen J. Carbona from his positions as an officer and director of the Company, and (ii) the appointment of Mr. Gary R. Smith, Mr. Manpreet Singh Thaper and Mr. Gary D. Alexander to the Board of Directors.

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

On June 27, 2013, the Company entered into an Asset Purchase Agreement with The Renewable Corporation, a Washington corporation and its wholly owned subsidiary Renewable Bioscience Technologies, Inc., a Florida corporation to purchase their license, certain assets and processes to innovative technologies in skin protection from the sun, industrial UV sources (such as welding), and reducing collateral damage from medical radiation treatment which consists of various patented skin products generally under the "Radiant Creations" label for One Million Two Hundred Twenty Five Thousand ($1,225,000) US Dollars payable with 6,805,556 newly issued shares of the Company based on the seven (7) day average closing price of Sellers’s common shares from Tuesday the 18th day of June to Wednesday the 26th day of June, 2013 with a fifteen (15%) percent discount (the "Original Agreement").

On July 10, 2013 the Original Agreement was amended to whereby the purchase price was reduced to One Million Thirty Thousand ($1,030,000) US Dollars payable with 7,545,788 newly issued shares of the Company based on the seven (7) day average closing price of Sellers’s common shares from Monday the 17th day of June to Tuesday the 25th day of June, 2013 with a thirty five (35%) percent discount.

On July 12, 2013, the Company approved changing its name officially to The Radiant Creations Group, Inc. by filing a Certificate of Amendment to its Articles of Incorporation, pursuant to Nevada Revised Statutes 78.385 and 78.390 with the office of the Secretary of State for the State of Nevada. On July 16, 2013, the Company filed the Amended Articles with the Secretary of State of the State of Nevada.

DESCRIPTION OF THE BUSINESS

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

CURRENT MARKETING PLAN

Radiant Creations manages and deploys marketing campaigns as its means for generating revenues. The campaign process depends on outside services and in-house staff, which collectively contribute to its success:

Customer Service: Customer Service is a necessary part of every product-merchandising firm, but particularly when you work in Direct Response where “buyer’s remorse” may occur more frequently. Radiant Creations contracts top of the line Customer Service that is based out of the US and made up of highly trained individuals, saving sales that might otherwise result in returns or dissatisfied customers. The familiarity of our Customer Service Staff with our complete inventory is vital to the integrity of Radiant Creations, as it appeases almost every customer inquiry. Customer Service staff is trained specifically to ensure customer satisfaction, and utilizes the services of an overflow center to ensure that calls are handled in a prompt manner.

Call Centers: Radiant Creations’ Call Center services provide live response buyer verification services on internet campaigns. The program however, is not driven by front-end profits as in similar business models through a variety of upsell programs; instead, our Call Center services are established to monitor and endorse long-term growth and reduce incidence of fraud or consumer upset.

Media Buying: Keeping with Radiant Creations’ business model, media is purchased by our fully staffed in-house media-buying department. The profitability is increased significantly by reducing the cost for media purchases and eliminating outside agency fees. Purchasing media in-house lowers advertising costs by up to 15%. Our in-house Media Buyers negotiate price, analyze results and book time for our products’ targeted demographics. Radiant Creations’ Media Buyers are not just media bookers they are “placement-marketing experts”.

Fulfillment: Our Fulfillment services provide real time tracking capability, which allows Radiant Creations to fulfill most orders within 24 hours. As such, we are able to guarantee timely, accurate shipments at great rates. Regardless of quantity, time frame, or weight Radiant Creations will process orders efficiently. The knowledgeable Fulfillment Center Staff works from early in the morning to late at night every day making sure each and every order ships timely and successfully.

COMPETITION

The skin care and online marketing businesses are characterized by vigorous competition throughout the world.  Brand recognition, quality, performance and price have a significant impact on consumers’ choices among competing products and brands. We compete against a number of companies, some of which have substantially greater resources than we do.

Our principal competitors consist of large, well-known, multinational manufacturers and distributors of skin care products, most of which market and sell their products under multiple brand names. We also face competition from a number of independent brands, as well as some retailers that have developed their own beauty brands.

SIGNIFICANT EMPLOYEES

The Company has an Employment Agreement with three officer/directors, including: Gary R. Smith, CEO and President, Manpreet Singh Thaper, COO (Payscout, Inc.), Gary D. Alexander, CFO and Corporate Secretary.

RESEARCH AND DEVELOPMENT

We incurred no research and development expenditures to date.

INTELLECTUAL PROPERTY

We own an exclusive licensing agreement with Dr. Yin-Xiong Li, M.D., Ph.D and one trademark under the name “Revivasol”.

ITEM 1A. RISK FACTORS.

There are risks associated with an investment in our securities.

Please consider the following risks and all of the other information in this annual report on Form 10-K and in our subsequent filings with the Securities and Exchange Commission (“SEC”).  Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial.  If any of the events contemplated by the following discussion of risks should occur or other risks arise or develop, our business, prospects, financial condition and results of operations, as well as the trading prices of our securities, may be adversely affected.

As with all business ventures, the development of new skin care products and related marketing strategies has significant risk and uncertainty, even with advanced technologies, and exclusive licensing agreement including patented features achieved by Dr. Yin-Xiong Li’s. Some of these risks are discussed below, and Radiant believes these risks are some of the more significant concerns. Nevertheless, this list is not exhaustive and other issues need additional discussion and review.

There is a risk that the Radiant Creations existing and /or proposed products could fail the certain FDA required tests. Despite the advanced techniques and previous significant success achieved in the lab, various complications could cause a selected product to fail the FDA testing. If the selected product failed, additional monies would be needed to test other products. Such other products could also fail FDA testing.

There is a risk that a Radiant Creations product, even after achieving FDA compliance, could be difficult to sell, or might not be marketable by the company at all. Further, some portion of the revenue proceeds would go to parties facilitating the marketing and further development of product lines.

Market risks for new skin care products has increased over the past decade. Tight capital markets and reduced R&D budgets have forced the major cosmetic development companies to pursue lower risk, later stage product development. The Majors typically wait until the product has been shown to have the desired effectiveness when risk is lower. On the upside, new product candidates at this stage can reach extraordinary values.

The Majors can wait, in part, because the small product development companies rely on them for marketing and distribution. The infrastructure costs related to marketing and distribution are too much for smaller companies to bear. This can allow the Majors to wait until all the risk is “squeezed out” and then bid amongst themselves for the new products at the stage where it has been approved for sale by FDA, and it only needs marketing and distribution resources.

The online marketing and cosmetic business is highly competitive, and if we are unable to compete effectively our results will suffer.

We face vigorous competition from companies throughout the world, including multinational consumer product companies.  Some of these competitors have greater resources than we do and may be able to respond to changing business and economic conditions more quickly than us.  Competition in the online cosmetic marketing business is based on pricing of products, innovation, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce and m-commerce initiatives and other activities.  It is difficult for us to predict the timing and scale of our competitors’ actions in these areas.

Also, the consolidation in the retail trade has resulted in us becoming increasingly dependent on key retailers, including large-format retailers, who have increased their negotiating strength.  This trend has also resulted in an increased risk related to the concentration of our customers.  A severe adverse impact on their business operations could have a corresponding material adverse effect on us.  Our ability to compete also depends on the continued strength of our brands, our ability to attract and retain key talent and other personnel, the efficiency of our manufacturing facilities and marketing network, and our ability to maintain and protect our intellectual property and those other rights used in our business.

Our inability to anticipate and respond to market trends and changes in consumer preferences could adversely affect our financial results.

Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer tastes for skin care products, attitudes toward our industry and brands, as well as to where and how consumers shop for those products.  We must continually work to develop, manufacture and market new products, maintain and adapt our services to existing and emerging distribution channels, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products.  While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, we recognize that consumer tastes cannot be predicted with certainty and can change rapidly.  The issue is compounded by the increasing use of social and digital media by consumers and the speed by which information and opinions are shared.

If we are unable to anticipate and respond to sudden challenges that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, our financial results will suffer.

Our future success depends on our ability to achieve our long-term strategy.

Achieving our long-term strategy will require investment in new capabilities, brands, categories, distribution channels, technologies and geographic markets.  These investments may result in short-term costs without any current revenues and, therefore, may be dilutive to our earnings, at least in the short term.  In addition, we may dispose of or discontinue select brands or streamline operations and incur costs or restructuring and other charges in doing so.  Although we believe that our strategy will lead to long-term growth in revenue and profitability, we may not realize, in full or in part, the anticipated benefits.  The failure to realize benefits, which may be due to our inability to execute plans, global or local economic conditions, competition, changes in the cosmetic industry and the other risks described herein, could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions may expose us to additional risks.

We continuously review acquisition opportunities that would expand our current product offerings, our distribution channels, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities.  If required, the financing for any of these acquisitions could result in an increase in our indebtedness, dilute the interests of our stockholders or both.  Acquisitions entail numerous risks, which may include:

•	difficulties in assimilating acquired operations or products, including the loss of key employees from, or customers of, acquired businesses;
•	diversion of management’s attention from our core businesses;
•	adverse effects on existing business relationships with suppliers and customers; and
•	risks of entering distribution channels, categories or markets in which we have limited or no prior experience.

Our failure to successfully complete the integration of any acquired business could have a material adverse effect on our business, financial condition and operating results.  In addition, there can be no assurance that we will be able to identify suitable acquisition candidates or consummate acquisitions on favorable terms.

A general economic downturn or sudden disruption in business conditions may affect consumer purchases of discretionary items and/or the financial strength of our customers that are retailers, which could adversely affect our financial results.

The general level of consumer spending is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, and consumer confidence generally, all of which are beyond our control.  Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products.  A decline in consumer purchases of discretionary items also tends to impact our customers that are retailers.  We generally extend credit to a retailer based on an evaluation of its financial condition, usually without requiring collateral.  However, the financial difficulties of a retailer could cause us to curtail or eliminate business with that customer.  We may also assume more credit risk relating to the receivables from that retailer.  Our inability to collect the receivable from one of our largest customers or from a group of customers could have a material adverse effect on our business and our financial condition.  If a retailer was to liquidate, we may incur additional costs if we choose to purchase the retailer’s inventory of our products to protect brand equity.

In addition, sudden disruptions in business conditions, for example, as a consequence of events such as a pandemic or local or international conflicts around the world, or as a result of a terrorist attack, retaliation and the threat of further attacks or retaliation, or as a result of adverse weather conditions or climate changes or seismic events, can have a short and, sometimes, long-term impact on consumer spending.

Events that impact consumers’ willingness or ability to travel and/or purchase our products while traveling may impact our travel retail business, which is a significant contributor to our overall results.

A downturn or continuing recession in the economies in which we sell our products or a sudden disruption of business conditions in those economies could adversely affect consumer confidence, the financial strength of our retailers and our sales and profitability.

Changes in laws, regulations and policies that affect our business could adversely affect our financial results.

Our business is subject to numerous laws, regulations and policies.  Changes in the laws, regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business, including changes in accounting standards, tax laws and regulations, laws and regulations relating to data privacy and anti-corruption, laws in Europe relating to selective distribution, environmental or climate change laws, regulations or accords, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result could adversely affect our financial results.

We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could adversely affect our financial results.

We are, and may in the future become, party to litigation, other disputes or regulatory proceedings.  In general, claims made by us or against us in litigation, disputes or other proceedings can be expensive and time consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect our business or financial results.

Our success depends, in part, on the quality and safety of our products.

Our success depends, in part, on the quality and safety of our products.  If our products are found to be defective or unsafe, or if they otherwise fail to meet our consumers’ standards, our relationships with customers or consumers could suffer, the appeal of one or more of our brands could be diminished, and we could lose sales and/or become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.

Our success depends, in part, on our key personnel.

Our success depends, in part, on our ability to retain our key personnel, including our executive officers and senior management team.  The unexpected loss of one or more of our key employees could adversely affect our business.  Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel.  Competition for these employees can be intense.  We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business.  This risk may be exacerbated by the stresses associated with the implementation of our strategic plan and other initiatives.

A disruption in operations or our supply chain could adversely affect our business and financial results.

As a company engaged in manufacturing and marketing on a regional scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information systems, loss or impairment of key manufacturing sites, product quality control, safety, increase in commodity prices and energy costs, licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which we have no control.  If such an event were to occur, it could have an adverse affect on our business and financial results.

Our information systems and websites may be susceptible to outages, hacking and other risks.

We have information systems that support our business processes, including product development, marketing, sales, order processing, production, distribution and finance.  We have e-commerce, m-commerce and other Internet websites in the United States.  These systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events.  Despite the implementation of network security measures, our systems may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering.  The occurrence of these or other events could disrupt or damage our information systems and adversely affect our business and results of operations.

Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations.

We are dependent upon automated information technology processes.  As part of our normal business activities, we collect and store certain confidential information, including personal information with respect to customers and employees.  We may share some of this information with vendors who assist us with certain aspects of our business.  Moreover, the success of our e-commerce and m-commerce operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments.  Any failure on the part of us or our vendors to maintain the security of our confidential data and our employees’ and customers’ personal information, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’ and customers’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our business, financial condition and results of operations. In addition, a security breach could require that we expend significant additional resources to enhance our information security systems and could result in a disruption to our operations.

As we outsource more functions, we will become more dependent on the entities performing those functions.

As part of our long-term strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner.  In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers.  These include certain information systems functions such as information technology operations, and certain human resource functions such as employee benefit plan administration.  While we believe we conduct appropriate due diligence before entering into agreements with the outsourcing entity, the failure of one or more entities to provide the expected services, provide them on a timely basis or to provide them at the prices we expect may have a material adverse effect on our results of operations or financial condition.

We may need to obtain additional financing.

As at February 28, 2014, we had cash assets of $120,875 and a working capital deficit of $(448,123) and an accumulated deficit of $(4,820,889) since Inception. Currently, we are executing our business plan and marketing strategy on a limited basis and continue to sustain an operating deficit. As such, our ability to obtain additional financing may be substantially limited. If sufficient financing is not available or obtainable as and when needed, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment. We currently do not have any financing arrangements in place and there are no assurances that we will be able to acquire financing on acceptable terms or at all.

We have limited officers and directors.

Because management consists of three individuals, we do not benefit from having access to multiple judgments that a greater number of directors or officers would provide. The officers anticipate devoting only a limited amount of time per month to the business of the Company.  The officers have written employment agreement with the Company, however we do not anticipate obtaining key man life insurance. The loss of the services of Mr. Smith, Mr. Singh-Thaper and/or Mr. Alexander would adversely affect development of our business and our likelihood of continuing operations.

We depend on management and management’s participation is limited.

We will be entirely dependent upon the experience of our officers and directors in managing the business and in making decisions regarding our operations.  It is possible that, from time to time, the inability of such persons to devote their full time attention to the Company will cause the Company to lose an opportunity.

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

Because our stock is a penny stock shareholders will be more limited in their ability to sell their stock.

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

Item 1B.  UNRESOLVED STAFF COMMENTS.

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the Staff of the Securities and Exchange Commission.

ITEM 2. PROPERTIES.

Principal executive offices:

Harbour Financial Center

2401 PGA Boulevard, Suite 280-B

Palm Beach Gardens, FL 33410

Telephone number is: (561) 420-0380

This location is the office our President, Gary R. Smith

We currently do not own any physical property or real property.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any legal proceedings and, to our knowledge no such proceedings are pending, threatened or contemplated.

ITEM 4. MINING SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Currently, there is no established public trading market for our securities. We can provide no assurance that a public market for our securities will ever materialize.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of February 28, 2014, there were 79 registered holders of record of our common stock. Some stockholders may hold their shares on deposit with brokers or investment bankers in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

Since the change in control on June 27, 2013, the Company has issued 24,271,336 restricted common shares to private investors in exchange for $2,339,204.

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

FINANCING REQUIREMENTS

From December 29, 2005 (Inception) to February 28, 2014, we have suffered cumulative losses in the amount of $(4,820,889). We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through sales of our product, common stock issuances, related party loans, outside party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, we do not have any financing arrangements currently in place and there can be no assurance that we will be able to obtain sufficient financing when needed. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(4,820,889) for the period from December 29, 2005 to February 28, 2014, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing the company’s business and marketing plan and the pursuit of other business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

At February 28, 2014, we had $120,875 in cash assets, $1,495,784 in liabilities, and a deficit accumulate of $(4,820,889).  See “Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

It is the intent of our management, stockholders, and specifically the majority Shareholder, BioDynamic Molecular Technologies, LLC and our three key officers and directors to provide sufficient working capital necessary to support and preserve the integrity of our Company as a corporate entity.  However, there is no legal obligation for either the majority Shareholder or our key officers to provide additional future funding. If our management and/or key officers ceases to provide us the needed financing and we fail to identify any alternative sources of funding, there will be substantial doubt about our ability to continue as a “going concern”.

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

At February 28, 2014, we had $120,875 in cash assets $1,495,784 in liabilities, and a accumulated deficit of $(4,820,889). Our primary source of liquidity has been from sale of our product, issuance of restricted common shares, loans from shareholders and loans from outside parties.  As of February 28, 2014, the Company owed $1,463,396 in notes and related interest and $15,650 in advances, loaned to the company.

Net cash used in operating activities was $442,540 during the year ended February 28, 2014.

Net cash used in investing activities was $10,018 during the year ended February 28, 2014.

Net cash provided by financing activities was $564,850 during the year ended February 28, 2014.

Our expenses to date are largely due to operating expenses, professional fees that include accounting and legal fees.

To date, we have had limited revenues and require additional financing in order to finance our business activities on an ongoing basis.  Our future capital requirements will depend on numerous factors, including, but not limited to, executing our business and marketing plans and the ability to pursue other business opportunities. We are actively pursuing alternative financing and have had discussions with various third parties, although no firm commitments have been obtained to date.  In the interim, shareholders of the Company have agreed to meet our minimal operating expenses.  We believe that actions presently being taken to revise our operating and financial requirements provide the Company with the opportunity to continue as a “going concern,” although no assurances can be given.

NET LOSS FROM OPERATIONS

The Company had a net loss of $(4,820,889) for the period from inception through February 28, 2014. The Company had net loss of $(3,816,952) for the year ended February 28, 2014 as compared to a net loss of $(466,445) for the year ended February 29, 2013.

CASH FLOW

Our primary source of liquidity has been cash from sale of equity, shareholder loans and loans from outside parties.

WORKING CAPITAL

As of February 29, 2013, the Company had total current assets of $8,583 and total current liabilities of $879,470, resulting in working capital deficit of $(870,887) for the previous year end. As of February 28, 2014, the Company had total current assets of $317,213 and total current liabilities of $765,336, resulting in working capital deficit of $(448,123) for the current year end.

THE YEAR ENDED FEBRUARY 28, 2014 COMPARED TO THE YEAR ENDED FEBRUARY 28, 2013

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $2,409,682, from $385,428 in the year ended February 28, 2013, to $2,795,110 in the year ended February 28, 2014.  Operating expenses primarily consist of advertising and marketing, investor relations, merchant processing fees, office administration, staff compensation, executive compensation, professional and regulatory fees and stock compensation expenses.

Advertising and marketing expenses are made up primarily of website and executive summary production, direct marketing costs, customer service, sales commissions and shipping costs. Such fees are paid to third party vendors throughout the year for performing specific tasks and services.

Investor relations expenses primarily consist of investor awareness expenses, press releases and travel costs. Such fees are paid to third party vendors throughout the year for performing specific tasks and services.

Merchant processing fees primarily consist of fees paid to third party merchant processing companies for processing of our online/internet based sales platform.

Office administration expenses primarily consist of bank fees, express mail and postage costs, insurance, office supply expense and occupation expenses. Such expenses are paid to third party vendors throughout the year for performing specific tasks and services.

Staff compensation expenses primarily consist of compensation to our skilled administrative staff.

Executive compensation expenses primarily consist of compensation to corporate executives. For the year ended February 28, 2014 there has been zero executive compensation paid.

Professional and regulatory fees primarily consist of auditor fees, patent attorney, corporate attorney and SEC attorney fees.

Stock compensation expense is the excess of the fair value of consideration over the assets acquired of $564,628 and was recorded to stock compensation because the entities are related parties. The entities are not under common control; however, the entities share the same CEO and CFO.

COMMON STOCK

We are authorized by our Amended and Restated Articles of Incorporation to issue an aggregate of 100,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.00001 per share (the “Common Stock”). As of February 28, 2014, 54,271,336 shares of Common Stock were issued and outstanding and there were 79 shareholders of our Common Stock.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

The Radiant Creations Group, Inc.

Palm Beach Gardens, Florida

We have audited the accompanying consolidated balance sheets of The Radiant Creations Group, Inc. and subsidiaries, (collectively, the “Company”), as of February 28, 2014 and 2013, and the consolidated related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of February 28, 2014 and 2013, and the results of their consolidated operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

June 12, 2014

THE RADIANT CREATIONS GROUP, INC. CONSOLIDATED BALANCE SHEETS

	February 28,	February 28,
	2014	2013
ASSETS
Cash	$120,875	$8,583
Accounts Receivable	51,045	—
Accounts Receivable Reserve	72,182	—
Prepaid Expenses and other assets	8,410	—
Inventory	64,701	—
Total Current Assets	317,213	8,583

Fixed assets, net of depreciation	8,968	—

Total Assets	$326,181	$8,583

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable and Accrued Liabilities	$16,828	$7,000
Accrued Interest	74,358	112,470
Notes Payable - Related Party	65,650	40,000
Convertible Notes Payable	513,500	—
Notes payable	95,000	720,000
Total Current Liabilities	765,336	879,470

LONG TERM LIABILITIES:
Convertible Notes Payable	730,448	—

Total Liabilities	1,495,784	879,470

STOCKHOLDER'S DEFICIT
Common Stock at $0.001 par value: 100,000,000 shares authorized,
54,271,336 and 30,000,000 shares issued and outstanding, respectively	543	300
Additional Paid-In Capital	3,650,743	132,750
Deficit accumulated during the development stage	(4,820,889)	(1,003,937)
Total Stockholder's Deficit	(1,169,603)	(870,887)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$326,181	$8,583

The accompanying notes are an integral part of these audited consolidated financial statements
F-2

THE RADIANT CREATIONS GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended	For the Year Ended
	February 28, 2014	February 28, 2013

REVENUES	$648,678	$—

COST OF SERVICES	112,440	—

GROSS PROFIT	536,238	—

Operating Expenses:
General and Administrative Expenses	1,412,837	290,428
Mining Exploration Expenses	—	95,000
Depreciation	1,050	—
Inventory Write-off	31,223	—
License Write-off	1,000,000	—
Other Intangibles Write-off	350,000	—
Total Operating Expenses	2,795,110	385,428

Operating loss	(2,795,110)	(385,428)

Other Income (expense):
Interest expense	(1,277,320)	(81,017)
Loss on derivative	(280,760)	—
Total other income (expense)	(1,558,080)	(81,017)

NET LOSS	$(3,816,952)	$(466,445)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.09)	$(0.02)

Weighted Common Shares Outstanding
- Basic and Diluted	41,420,314	30,000,000

The accompanying notes are an integral part of these audited consolidated financial statements

THE RADIANT CREATIONS GROUP, INC.
CONSOLiDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from December 29, 2005 (Date of Inception) to February 28, 2014

	Common Stock
	Shares	Par Value	Donated Capital	Accumulated Deficit	Total Stockholders' Equity Deficiency

Balance as of February 29, 2012	30,000,000	$300	$132,750	$(537,492)	$(404,442)

Net Loss for the year	—	—	—	(466,445)	(466,445)

Balance as of February 28, 2013	30,000,000	300	132,750	(1,003,937)	(870,887)

Issuance of Common Stock for Cash	20,657,439	207	1,388,493	—	1,388,700

Issuance of Common Stock as Compensation	200,000	2	9,998	—	10,000

Capital contribution	—	—	2,000	—	2,000

Issuance of Common Stock for Acquisition of Assets	7,545,788	75	944,455	—	944,530

Excess of FV Over Assets Acquired	—	—	564,628	—	564,628

Common stock issued for conversion of debt	3,413,897	34	204,370	—	204,404

Resolution of derivative to additional paid in capital	—	—	1,433,974	—	1,433,974

Common stock repurchased	(7,545,788)	(75)	(1,029,925)	—	(1,030,000)

Net Loss for the year	—	—	—	(3,816,952)	(3,816,952)

Balance as of February 28, 2014	54,271,336	$543	$3,650,743	$(4,820,889)	$(1,169,603)
The accompanying notes are an integral part of these audited consolidated financial statements

THE RADIANT CREATIONS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	February 28, 2014	February 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss from Continuing Operation	$(3,816,952)	$(466,445)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	1,050	—
Loss on derivative liability	280,760	—
Amortization of debt discount	1,153,214	—
Excess fair value of asset purchase- compensation	564,628	—
Stock Compensation	10,000	—
Write off of inventory	31,223	—
Write off of intangible asset	1,350,000	—
Changes in operating assets and liabilities:
Inventory	(31,394)	—
Accounts Receivable	(51,045)	—
Reserves	(72,182)	—
Prepaid Expenses and Other Current Assets	(8,410)	—
Accounts Payable and Accrued Interest	146,568	110,447

NET CASH USED IN OPERATING ACTIVITIES	(442,540)	(355,998)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(10,018)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash borrowings on convertible debt	143,500	—
Cash proceeds from non-interest bearing advance	—	10,000
Cash borrowing on note payables	—	350,000
Cash borrowings on related party debt	153,250	—
Cash payments on related party debt	(87,600)	—
Cash payment on note payables	(5,000)	—
Capital contribution	2,000	—
Cash paid for the repurchase of common shares	(1,030,000)	—
Cash proceeds from issuance of common shares	1,388,700	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	564,850	360,000

NET CHANGE IN CASH	112,292	4,002

Cash at Beginning of Period	8,583	4,581

Cash at End of Period	$120,875	$8,583

NON-CASH TRANSACTIONS:
Acquisition of Assets from The Renewable Corp.	$1,509,158	$—
Expenses Paid by Non-Related Party Advance	—	30,000
Conversion of convertible debt and accounts payable to common shares	204,404	—
Reclass of derivative to additional paid in capital	1,433,974	—
Assignment and modification of notes payable	900,448	—

The accompanying notes are an integral part of these audited consolidated financial statements

THE RADIANT CREATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Significant Accounting Policies

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

Following the exclusive license agreement acquisition, the Company exited the exploration stage.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated

Use of Estimates

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

Allowance for doubtful accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. There was $0 allowance for doubtful accounts as of February 28, 2014.

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.

Inventories

Inventories are stated at the lower of cost of market using the first-in, first-out (FIFO) cost method of accounting. During the year ended February 28, 2014, the Company wrote-off $31,223 of inventory.

Property and equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Impairment of intangible assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. An impairment charge of $1,350,000 was recorded in the year ended February 28, 2014.

Income taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

We have net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

Stock-Based Compensation

The Company accounts for share-based compensation to employees in accordance with ASC 718 and share-based compensation to non-employees in accordance with ASC 505. These require the measurement and recognition of compensation expense for all share-based payment awards, including stock options based on the estimated fair values

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the year ended February 28, 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Fair Value of Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, and convertible debentures. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or duration

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as February 28, 2014.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Derivative liabilities, February 28, 2014	$ -	$ -	$ -	$ -

Recently issued accounting pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 – Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses since inception. Until the current year, we had no revenues and required additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing its marketing and business plans and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Acquisition

On June 25, 2013, we purchased certain assets from The Renewable Corporation. The purchase price consisted of 6,805,556 common shares fair valued at $.20 per share. The purchases included their license, certain assets and processes to innovative technologies in skin protection and enhancement which consists of proprietary products including an anti-aging and revitalizing skin cream to be marketed generally under the "Radiant Creations" label. On July 10, 2013 the purchase price was increased to 7,545,788 shares fair valued at $.20 per share. The purchase price was restructured to include assumption of additional Renewable debt by Radiant. A summary of the assets and liabilities acquired are shown below:

Purchase Price
Stock	$ 1,509,158

Assets Acquired
Inventory	64,530
Nucleotide documentation	350,000
License	1,000,000
Convertible debentures	(370,000)
Promissory notes	(100,000)
Total value	$ 944,530

The excess of the fair value of consideration over the assets acquired of $564,628 was recorded to stock compensation because the entities are related parties. The entities are not under common control; however, the entities share the same CEO and CFO.

NOTE 4 – Related Party Transactions

As of February 28, 2014, all activities of The Radiant Creations Group have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by The Radiant Creations Group for the use of these facilities. On December 1, 2013, the Company rented new space from a third party at $1,000 per month under a lease ending February 28, 2015.

NOTE  5 – Long-Term Convertible Note Payable

During 2011, 2012 and 2013, 2 third parties loaned the Company $720,000. These loans were unsecured. These loans (including accrued interest of $140,448) in the amount of $900,448 was converted to a Convertible Note Payable due to Southwest Financial. Following the conversions to common stock of $170,000 later in 2013 the Company owes $730,448 principal plus $57,132 in accrued interest as of February 28, 2014. The notes may be converted at the option of the Holder at fixed rate of $0.075 per share. The maturity date of the notes is September 20, 2015.

NOTE 6 - Short-Term Convertible Notes Payable

As of February 28, 2014, the Company owed convertible notes totaling $370,000 to third parties including accrued interest of another $4,041. Interest is at 8 - 10 percent annually and is to be paid currently. The notes may be converted at the option of the Holder at a fixed rate of $0.075 per share.

As of February 28, 2014, the Company borrowed an aggregate of $143,500 from a third party in the form of convertible notes. The notes bear interest at 8%. As of February 28, 2014 no payments have been made and the accrued interest is $2,493. The convertible notes are convertible 180 days after the commence date at a variable conversion rate, defined as the average of the lowest three (3) trading prices for the common stock during the (10) trading day period ending on the latest complete trading day prior to the conversion date. The maturity dates of the notes range from July 2014 to August 2014. As of February 28, 2014, the convertible notes had not reached 180 days from commencement and are not considered to have an embedded derivative under ASC 815.

NOTE 7 - Notes Payable

Current Liabilities: Note Payable

As of February 28, 2014, the Company had a note payable including accrued interest of $82,582. Terms include $75,000 with interest at 15% annually for $7,582. The maturity date is November 29, 2014.

As of February 28, 2014, the Company had a note payable from a third party including accrued interest of $22,444. Terms include $20,000 with interest at 15% annually for $2,444. The maturity date is January 31, 2015.

Current Liabilities: Notes Payable - Related Parties

As of February 28, 2014 the Company had advances from corporate officers of $15,650. The advances are non-interest bearing and have no maturity date. As of the date of the filing of this report the remaining balance of this note is zero.

As of February 28, 2014, the Company had a note payable from a related party including accrued interest of $51,027. Terms include $50,000 with interest at 15% annually for $1,027. Payment of principal and interest are due monthly. The maturity date is August 1, 2014.

NOTE 8 – Fair Value Measurement, Derivative Liability and Debt Modification

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 5 and 6 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended February 28, 2014, the Company recorded a loss on the change in fair value of derivative liability of $280,760.

The following table summarizes the changes in derivative liabilities during the year ended February 28, 2014:

Ending balance as of February 28, 2013	$—
Additions due to new convertible debt issued	1,161,574
Day one loss on derivative	(8,360)
Resolution of Derivative to Equity due to conversion and modification	(1,433,974)
(Gain)/loss on change in fair value	280,760
Ending balance as of February 28, 2014	—

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

Prior to November 29, 2013, the convertible note for $730,448 discussed in Note 5 was convertible at a variable rate of 50% of the lowest prior three trading days. On November 29, 2014, the Company modified the convertible note to a fixed conversion rate of $0.075. On February 27, 2014, the Company further modified this convertible note to remove the ratchet provision and extend the maturity date from August 20, 2014 to September 20, 2015. The Company determined that under ASC 470-50-40-11, the modification of the conversion price and the removal of the ratchet provision did not qualify as debt extinguishment because the convertible note was considered to be a derivative prior to the modification date. The Company analyzed the modification of the maturity date under ASC 470 and concluded that the modification did not qualify as a substantial modification under ASC 470-50 and therefore the revised terms did not qualify as extinguishment of debt.

Prior to February 24, 2014, the convertible notes of $370,000 disclosed in Note 6 were convertible at the option of the Holder at a rate of 50% of the average of the previous 5 days closing price on the common stock. The embedded conversion options were classified as liabilities under ASC 815. On February 24, 2014 and February 26, 2014, the Company modified these convertible notes to remove the variable conversion price to a fixed conversion price of $0.075. There were no other terms or features of these convertible notes that qualified as an embedded derivative under ASC 815. Further, the Company determined that the modification did not qualify as debt extinguishment under ASC 470-50-40-11 as the notes were considered to be derivatives prior to and as of the date of modification.

As a result of the above modifications, the Company fair valued the convertible notes on the date of modification and recorded a loss due to change in fair value of the derivative and recorded the resolution of the derivative to additional paid-in capital. As of February 28, 2014, there none of the convertible notes are considered to have an embedded derivative under ASC 815.

 NOTE 9 - Equity

During the year ended February 28, 2014, the Company sold 20,657,439 common shares for proceeds of $1,388,700.

During the year ended February 28, 2014, the Company issued 200,000 common shares for services valued at $0.05 per share.

During the year ended February 28, 2014, the former CEO paid $2,000 for expensed on behalf of the Company. This transaction has been accounted for as a contribution of capital.

During the year ended February 28, 2014, the Company repurchased 7,545,788 common shares from The Renewable Corporation in exchange for cash of $1,030,000.

During the year ended February 28, 2014, the Company issued 2,933,333 common shares for the conversion of debt of $170,000 at a conversion rate of $0.05 per share.

During the year ended February 28, 2014, the Company issued 480,564 common shares to a related party for the conversion of accounts payable at conversion rates between $0.05 and $0.095.

NOTE 10 - Investment in Subsidiaries

On November 5, 2013, the Company established three foreign (UK) subsidiaries for the exclusive purpose of maintaining merchant processing account for processing sales throughout Europe. At February 28, 2014, no sales activity had been recorded through the subsidiaries. On June 3, 2014, as a result of a change in marketing strategy, management closed out the subsidiaries.

On January 7, 2014, the Company established one US-based subsidiary for the exclusive purpose of maintaining merchant processing account for processing sales throughout the US. At February 28, 2014, no sales activity had been recorded through this subsidiary.

NOTE 11 – Subsequent Events

On March 28, 2014, the Company issued 10,000,000 shares as compensation under a consulting agreement.

On March 3, 2014, the Company executed employment agreements for its CEO and CFO. The agreements are effective March 3, 2014 and include annual compensation in equal amounts of $156,000 annually, a $75,000 signing bonus, and 6,000,000 shares of common stock option. The options have an exercise price of $0.1265 and expire on 12/2/2018. The options vest accordingly, 33% immediately, 33% 12 months after, 33% 24 months after the grant date.

On March 10, 2014, the Company granted 300,000 stock options to a business advisor. The options have an exercise price of $0.1265 and expire on 12/2/2018. The options vest accordingly, 33% immediately, 33% 12 months after, 33% 24 months after the grant date.

On April 1, 2014, the Company issued 100,000 common shares to a consultant for services.

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

On February 28, 2014, our President and Chief Executive Officer, Gary R. Smith,  reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report, February 28, 2014 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties and lack of multiple of level of review . The Company believes that the lack of proper segregation of duties and lack of multiple level of review is due to the Company’s limited resources.

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

On February 28, 2014, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended February 28, 2014 on May 12, 2014 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal quarter as covered by this report on February 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On June 20, 2013, a change of control took place and Biodynamic Molecular Technologies, LLC a privately held company organized in the State of Florida acquired from a former majority stockholder of the Company in a private transaction 25,000,000 restricted shares of common stock of the Company, representing all of their holdings in the Company. These shares constituted approximately 83.33% of the thirty million (30,000,000) issued and outstanding shares of common stock of the Company. There were no arrangements or understandings among members of the former and new control groups and their associates with respect to election of directors or other matters.

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

On June 20, 2013, the stockholders of the Company holding a majority in interest of the Company’s voting equity, owning 25,000,000 common shares out of a total of 30,000,000 common shares outstanding, approved by written consent and the members of the board of directors (the “Board”) of the Company approved by unanimous written consent, (i) the acceptance of resignation of Mr. Carmen J. Carbona from his positions as an officer and director of the Company, and (ii) the appointment of Mr. Gary R. Smith, Mr. Manpreet Singh Thaper and Mr. Gary D. Alexander to the Board of Directors.

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

Set forth below is a brief description of the background and business experience of our current officers and directors as of the current date of filing. The following table sets forth the name and positions of our executive officers and directors as of the year ended February 28, 2014.

Name	Age	Positions
Gary R. Smith	61	Chief Executive Officer, President and Director

Manpreet Singh Thaper	38	Chief Operating Officer and Director

Gary D. Alexander	61	Chief Financial Officer, Corporate Secretary and Director

Michael S. Alexander	25	Vice President of Corporate Finance

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

Mr. Manpreet Singh Thaper COO of The Radiant Creations Group, Inc. earned a BS in Accounting from Arizona State University, W.P. Carey School of Business in 1997. In 2011, after gaining several years of valuable experience in the corporate accounting environment Mr. Thaper became a principle member in Payscout, Inc, a payment service provider worldwide. Mr. Thaper currently remains a principle in Payscout, Inc. and joined the executive team at The Renewable Corporation in May 2012 and had been a valuable member of the team until his resignation in January 2013 to better focus on the Management of PayScout, Inc. He brings his ability to apply tenacious improvements and development of new technologies, procedures and policies to maximize on the success of Company.

Mr. Gary D. Alexander CFO of The Radiant Creations Group, Inc. is currently founder and chairman of Tech River Investment, LLC a Florida based investment firm. He has more than 30 years of experience in the fields of accounting and investments. His knowledge and skills include initiating public and private offerings for small companies, professional accounting services with “go-public” transactions, private placement syndications, mergers, and acquisitions. He has extensive experience in forensic and reconstructive accounting and litigation matters. He has appeared with counsel in mediation and/or with a special master representing NASD broker-dealers as an auditor and consultant. He has also led and participated in projects in other fields, including the aviation industry, automotive, petroleum, internet services, telephone and VoIP industries, medical facilities, cosmetic and the entertainment, music and film industries.

Mr. Michael S. Alexander, VP Corporate Finance, of The Radiant Creations Group, Inc. began his career as Manager of Treasure Coast Private Equity, LLC (a Florida based investment firm with a focus on technology and the development of start-up companies with patented or prototype products. He participated in equity market trading, including small cap, micro cap and options, and assisted with the acquisition and advancement of existing technologies. During his time there he was invited to become a Board Member for Greenwood Gold Mining, a small public company until December of 2010. In December, 2011, Mr. Alexander became the CEO and President of Technology River Investments, the predecessor to Treasure Coast Private Equity where Mr. Alexander was incremental in the acquisition and management of numerous portfolio investments on behalf of Technology River. Mr. Alexander is a graduate of the University of North Florida, and holds a Bachelor of Science degree in Business Administration (Finance).

TERMS OF OFFICE

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

SIGNIFICANT EMPLOYEES

As of the fiscal year ended February 28, 2014, the Company has four significant employees:

Gary R. Smith

President, CEO and Director

Manpreet Singh Thaper

COO and Director

Gary D. Alexander

CFO, Corporate Secretary and Director

Michael S. Alexander

Vice President of Corporate Finance

EXECUTIVE COMMITTEE AND CHARTER

Three members of our Board of Directors currently serve as our Executive Committee.

Our Executive Committee acts on behalf of the Board of Directors to determine matters which, in the judgment of the Chairman of the Board, do not warrant convening a special meeting of the Board but should not be postponed until the next scheduled meeting of the Board.

AUDIT COMMITTEE AND CHARTER

Three members of our Board of Directors currently serve as our Audit Committee.

Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended February 28, 2007 filed with the SEC on May 29, 2007. The audit committee charter was subsequently affirmed by the current Board of Directors.

AUDIT COMMITTEE FINANCIAL EXPERT

As of the fiscal year ended February 28, 2014 Gary D. Alexander was the Company’s CFO acted as a member of our audit committee. Mr. Alexander meets the definition of an "audit committee financial expert."

DISCLOSURE COMMITTEE AND CHARTER

Three members of our Board of Directors currently serve as our Disclosure Committee.

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended February 28, 2007 filed with the SEC on May 29, 2007. The disclosure committee charter was subsequently affirmed by the current Board of Directors.

COMPENSATION COMMITTEE AND CHARTER

Three members of our Board of Directors currently serve as our Compensation Committee.

Our Compensation Executive Committee acts on behalf of the Board of Directors to assist the Board in fulfilling the Board’s responsibilities regarding compensation plans for officers and directors.

CODE OF ETHICS

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended February 28, 2007 filed with the SEC on May 29, 2007. The code of ethics was subsequently affirmed by the current Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities ("Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section.

16(a). Based solely on our review of such reports received by us, no other reports were required for those persons. We believe that, during the year ended February 28, 2014 all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

For the Company’s fiscal year ended February 28, 2014, the Company has paid $0.00 in compensation to Gary R. Smith, $0.00 in compensation to Manpreet Singh Thaper, $0.00 in compensation to Gary D. Alexander and $4,500.00 in compensation Michael S. Alexander for services rendered as our officers and/or directors throughout the year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

On September 25, 2013 Management authorized and created the Radiant Creations 2013 Incentive Stock Option Plan authorizing 35,000,000 options for share 35,000,000 shares of common stock to be issued to officers, directors, significant employees, advisors and consultants.

On December 3, 2013, the Board of Directors granted incentive stock options as follows:

• Gary R. Smith, CEO	6,000,000
• Gary D. Alexander, CFO	6,000,000
• Michael S. Alexander, VP of Corporate Finance	3,000,000
• Other Employees, Independent Directors and Advisors	5,550,000

At February 28, 2014, no options have been exercised.

EMPLOYMENT CONTRACTS

On March 1, 2014 and effective March 3, 2014, the Board of Directors authorized and executed employment agreements for significant employees including:

• Gary R. Smith, CEO and President	$156,000 annually Effective date – March 3, 2014
• Manpreet Singh Thaper (Payscout, Inc.)	$156,000 annually Effective date – March 3, 2014
• Gary D. Alexander, CFO and Corporate Secretary	$156,000 annually Effective date – March 3, 2014
• Michael S. Alexander. VP of Corporate Finance	$78,000 annually Effective date – December 2, 2013

Other terms and conditions of the agreements are standardized and customary within recognized corporate policies and practices.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

On September 25, 2013 Management authorized and created the Radiant Creations 2013 Incentive Stock Option Plan authorizing 35,000,000 options for share 35,000,000 shares of common stock to be issued to officers, directors, significant employees, advisors and consultants.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 28, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock*	Percentage of Common Stock*
5% SHAREHOLDERS (i)
Common Stock (As of February 28, 2014)	BioDynamic Molecular Technologies, LLC Beneficial Owners: Gary R. Smith, CEO - 10,000000 Shares. Gary D. Alexander, CFO - 5,000,000 Shares Michael S. Alexander, VP - 5,000,000 Shares Palm Beach Gardens, FL	20,000,000	36.9%
Common Stock (As of March 28, 2014)	Payscout, Inc. Beneficial Owner: Manpreet Singh Thaper, COO Palm Beach Gardens, FL	10,000,000	15.6%
Common Stock (As of February 28, 2014)	Half Moon Bay Holdings, LLC Beneficial Owner: Private Investor Palm Beach Gardens, FL	5,000,000	9.2%
Common Stock (As of February 28, 2014)	Six Points Financial, LLC Beneficial Owner: Private Investor Ft. Lauderdale, FL	5,000,000	9.2%
Beneficial Owner: Private Investor	Private Investor Foreign Nationality Australia	3,000,000	5.5%
OFFICERS AND DIRECTORS (ii) (iii)
Common Stock (As of February 28, 2014)	N/A	0	N/A

* As of February 28, 2014 and May 12, 2014 there were 54,271,33 6 and 64,271,336 shares of common stock issued and outstanding respectively for The Radiant Creations Group, Inc.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 28, 2014.

CHANGES IN CONTROL

On December 14, 2010 there was a change of control and 5,000,000 shares were transferred from Andriv Volianuk to Half Moon Bay Holdings, LLC of which the sole director is Joseph C. Passalaqua.  As of the current date of this filing, neither Andriv Volianuk or Joseph C. Passalaqua are officers or directors of Nova Mining Corp.

On May 21, 2012 there was a change of control and 25,000,000 shares were transferred from Half Moon Bay Holdings, LLC of which the sole director is Joseph C. Passalaqua to Clarent Services Corp.   As of the current date of this filing, neither Joseph C. Passalaqua of Half Moon Bay Holdings, LLC or Clarent Services Corp, are officers or directors of Nova Mining Corp.

On June 20, 2013, a change of control took place and Biodynamic Molecular Technologies, LLC a privately held company organized in the State of Florida acquired from a former majority stockholder of the Company in a private transaction 25,000,000 restricted shares of common stock of the Company, representing all of their holdings in the Company. These shares constituted approximately 83.33% of the thirty million (30,000,000) issued and outstanding shares of common stock of the Company. There were no arrangements or understandings among members of the former and new control groups and their associates with respect to election of directors or other matters.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In 2007 - 2009 we received loans of $110,000 (CAD) from our former sole executive officer and director, Mr. Robert Thast and these were disclosed as related party loans. As of February 28, 2014 Mr. Robert Thast has since resigned as officer and director and the $110,000 due to the Company has been reclassified as a third party loan.

During the year ended February 28, 2014, Gary R. Smith, CEO and Gary D. Alexander, CFO advanced the Company $40,000 and $36,000 respectively. As of February 28, 2014, the Company owes Gary R. Smith $15,620. As of the filing date of this report Mr. Smith has been repaid in full.

DIRECTOR INDEPENDENCE

There is presently no public market for our common stock. As a result, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Gary R. Smith, Mr. Manpreet Singh Thaper and Mr. Gary D. Alexander acts as our directors and as our executive officers.

On December 2, 2013, the Board of Directors appointed Major General USA (Ret) John A. (Jack) Leidi as an independent director.

On February 24, 2014, the Board of Directors appointed Gregory A. Metzger as an independent director.

As such, as of February 28, 2014, the Company has independent directors as determined under NASDAQ Rule 4200(a)(15).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the fiscal years ended February 28, 2014 and February 29, 2012 for professional services rendered by the principal accountant Malone Bailey LLP for the audit of the Corporation's financial statements  in our Annual Reports on Form 10K and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows and income tax preparation services rendered by Koplas & Company, CPA, PA:

	Year Ended February 28, 2014	Year Ended February 28, 2013* *Revised from last 10K
Audit Fees	$23,000	$10,000
Audit- Related Fees	NIL	NIL
Tax Fees	$1,250	$3,700
All Other Fees	NIL	NIL
Total	$24,250	$13,700

PART IV

ITEM 15. EXHIBITS.

31	Section 302 Certification of Chief Executive Officer, President and Director
31	Section 302 Certification of Chief Financial Officer and Director
32	Section 906 Certification of Chief Executive Officer, President and Director
32	Section 906 Certification of Chief Financial Officer and Director
101*	Interactive Data Files for The Radiant Creations Group, Inc. 10K for the Period Ended February 28, 2014
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Extension Presentation Linkbase Document

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

THE RADIANT CREATIONS GROUP, INC.

Dated: June 13, 2014

By: /s/ Gary R. Smith

Gary R. Smith

Chief Executive Officer, President and Director

Date: June 13, 2014

By: /s/ Gary D. Alexander

Gary D. Alexander

Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

