Form 10-Q
period 2014-05-31
RADIANT CREATIONS GROUP, INC.
filed 2014-07-18
CIK 1372184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Yes [ ] No [ X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 31, 2014, the Issuer had 54,271,336 shares of common stock issued and outstanding.

1

ITEM 1. FINANCIAL INFORMATION

THE RADIANT CREATIONS GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	May 31,	February 28,
	2014	2014

ASSETS
Cash	$40,161	$120,875
Accounts receivable	—	51,045
Accounts receivable reserve	170,939	72,182
Inventory	74,505	64,701
Prepaid expenses	8,410	8,410
Total current assets	294,015	317,213

FIXED ASSETS
Fixed assets, net	10,285	8,968

Total assets	$304,300	$326,181

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,926	$16,828
Accrued interest	92,297	74,358
Notes payable - related party	38,250	65,650
Notes payable	90,000	95,000
Convertible notes payable, net of discount of $204,687	308,813	513,500
Derivative liability	529,270	—
Total current liabilities	1,064,556	765,336

LONG TERM LIABILITIES:
Convertible notes payable, net of discount of $245,437	457,099	730,448

Total liabilities	1,521,655	1,495,784

STOCKHOLDERS’ DEFICIT
Common stock at $0.001 par value: 100,000,000 shares authorized,
54,271,336 shares issued and outstanding	543	543
Additional paid-in capital	5,500,122	3,650,743
Accumulated deficit	(6,718,020)	(4,820,889)
Total stockholders’ deficit	(1,217,355)	(1,169,603)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$304,300	$326,181

The accompanying notes are an integral part of these unaudited consolidated financial statements

THE RADIANT CREATIONS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended May 31, 2014	For the Three Months Ended May 31, 2013

NET REVENUES	$566,085	$—

COST OF SERVICES	29,550	—

GROSS PROFIT	536,535	—

OPERATING EXPENSES:
General and administrative expenses	2,315,243	7,817
Depreciation	450	—
Inventory write-off	3,676	—
Total operating expenses	2,319,369	7,817

Operating income (loss)	(1,782,834)	(7,817)
Other expenses:
Interest expense	(50,257)	(27,978)
Loss on derivative liability	(64,040)	—
Total other expenses	(114,297)	(27,978)

NET LOSS	$(1,897,131)	$(35,795)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.03)	$(0.00)

Weighted Common Shares Outstanding - Basic and Diluted	54,271,336	30,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

THE RADIANT CREATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended May 31, 2014	For the Three Months Ended May 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,897,131)	$(35,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	450	-
Inventory write off	3,676
Loss on derivative liability	64,040	-
Amortization of debt discount	15,106	-
Stock compensation expense	1,849,379	-
Changes in operating assets and liabilities:
Inventory	(13,480)	-
Accounts receivable	51,045	-
Accounts receivable reserve	(98,757)	-
Accounts payable and accrued liabilities	7,037	28,478

Net cash used in operating activities	(18,635)	(7,317)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,767)	-
Cash used in investing activities	(1,767)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party notes	(27,400)	-
Payments on short term notes and convertible notes	(32,912)	-

Cash used in financing activities	(60,312)	-

NET CHANGE IN CASH	(80,714)	(7,317)

Cash at Beginning of Period	120,875	8,583

Cash at End of Period	$40,161	$1,266

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for: Interest	$17,213	$-
Income taxes	-	-

NON-CASH FINANCING ACTIVITY
Debt discount	465,230	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

THE RADIANT CREATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – Organization and Significant Accounting Policies

Nature of Business

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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as May 31, 2014:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Embedded conversion derivative liability	$ -	$ -	$ 529,270	$ 529,270

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

NOTE 3 - Short-Term Notes

Notes payable – third parties

The Company had two notes with outstanding balances as of May 31, 2014 of $75,000 and $15,000 which are subject to annual interest of 15% and mature on November 29, 2014 and January 31, 2015, respectively. Principal payments on these notes during the three months ended May 31, 2014 amounted to $5,000.

Notes payable - related parties

As of February 28, 2014 the Company had advances from corporate officers of $15,650. The advances are non-interest bearing and have no maturity date. These advances were fully paid as of May 31, 2014.

The Company had a note payable to a related party with an outstanding balance as of May 31, 2014 of $38,250. The note is subject to annual interest of 15% and matures on August 31, 2014. Principal payments on this note during the three months ended May 31, 2014 amounted to $11,750.

Convertible notes payable

On November 19, 2013, the Company signed a convertible note agreement with Asher Enterprises (“Asher”), in which Asher loaned $78,500 subject to annual interest of 8%. The note is convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average lowest three-day price of the common stock during the ten days preceding the date of conversion. On May 18, 2014, the note became convertible and the embedded conversion option required derivative accounting owing to variable conversion rate. On May 18, 2014, a derivative liability of $64,146 was recorded as a debt discount and amortized over the term of the note. The derivative treatment on the embedded conversion option of the Asher note also tainted the outstanding convertible notes- see below and Note 4.

The Company also entered into Asher convertible note agreements on December 16, 2013 and January 27, 2014. The notes are convertible after 180 days and bear similar terms to the note above. As of May 31, 2014, these notes had not reached 180 days and do not qualify for derivative treatment.

As of May 31, 2014, the Company owed convertible notes totaling $370,000 to third parties including accrued interest of another $4,041. Interest is 10% annually and is to be paid currently. The notes may be converted at the option of the Holder at a fixed rate of $0.075 per share. As disclosed above, these notes were deemed tainted on the date that the Asher note became convertible on May 18, 2014. A derivative liability of $148,771 was recorded as a debt discount and amortized over the terms of the notes.

Amortization expense on the debt discount for the three months ended May 31, 2014 amounted to $8,230.

NOTE 4 – Long-Term Convertible Note Payable

In 2013, the Company issued a convertible note to a third party amounting to $730,448 which is subject to annual interest of 10%. The note is convertible at a fixed rate of $0.075 per share and mature on September 20, 2015. Principal payments on this note during the three months ended May 31, 2014 amounted to $27,912. As disclosed above, these notes were deemed tainted on the date that the Asher note became convertible on May 18, 2014. A derivative liability of $252,313 was recorded as a debt discount and amortized over the term of the note.

Amortization expense on the debt discount for the three months ended May 31, 2014 amounted to $6,876.

NOTE 5 – Fair Value Measurement and Derivative Liability

The Company records the fair value of the of the conversion price of the convertible notes disclosed in Notes 3 and 4 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative liability was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. During the three months ended May 31, 2014, the Company recorded a loss on the change in fair value of derivative liability of $64,040.

The following table summarizes the changes in the derivative liability during the three months ended May 31, 2014:

Balance as of February 28, 2014	$ —
Fair value of embedded conversion derivative liability at issuance	465,230
Unrealized derivatives losses included in other expense	64,040
Ending balance as of May 31, 2014	$ 529,270

The fair value of the instruments was determined using multinomial lattice model based on the following assumptions:

-	The projected volatility curve for each valuation period was based on the historical volatility of the Company.
-	1 year volatility of 204%,
-	An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10%,
-	The monthly trading volume would average $984,023 to $1,013,117 and would increase at 1% per month. The variable conversion price of 58% of ask-bid or close prices over 10 trading days have effective discount rates of 46.27% to 46.51%,
-	The Note Holders would automatically convert fixed and variable conversion prices (with full ratchet resets) the notes at the stock price for the convertible Note if the registration was effective and the Company was not in default, and conversion price reset events are assumed every 3 months.

NOTE 6 - Equity

During the three months ended May 31, 2014, the Company granted 30,550,000 options to employees with a term of 5 years and are exercisable at prices ranging from $0.098 to $0.127 per share. 10,000,000 options vested immediately while the remaining 20,550,000 options vest at a rate of 33% on the grant date, 33% one year from the grant date and the remaining 33% two years from the grant date. The fair value of the options was determined using a Black Scholes model. The total value of the options amounted to $2,934,897 of which $1,839,026 was recorded as stock compensation expense during the three months ended May 31, 2014.

During the three months ended May 31, 2014, the Company granted 300,000 warrants with a term of 5 years and an exercise price of $0.05 per share to a third party for services. 100,000 warrants vested immediately at the grant date while 100,000 will vest one year from the grant date and the remaining 100,000 warrants will vest two years from the grant date. The first tranche of the vested warrants was valued at $10,353 using the Black Scholes model and fully recognized as stock compensation expense during the three months ended May 31, 2014.

The assumptions used in the Black Scholes valuations include:

-	Volatility: 188% to 288%
-	Risk-free interest rate: 0.43% to 0.58%
-	Zero expected dividends
-	Expected term is the simplified method
-	Exercise prices are based on option agreements
-	Common stock price on the valuation date

The following tables summarize the Company’s stock options and warrants activity during the three months ended May 31, 2014:

		Weighted	Aggregate		Weighted Average
	Options	Average Exercise Price	Intrinsic Value	Exercisable	Remaining Life
Balance, February 28, 2014	-	$-
Granted	30,550,000	0.11
Expired	-	-
Exercised	-	-
Balance, May 31, 2014	30,550,000	$0.11	$4,070	16,850,000	4.54

		Weighted	Aggregate		Weighted Average
	Warrants	Average Exercise Price	Intrinsic Value	Exercisable	Remaining Life
Balance, February 28, 2014	-	$-
Granted	300,000	0.05
Expired	-	-
Exercised	-	-
Balance, May 31, 2014	300,000	$0.05	$5,000	100,000	4.67

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

Appointment of New Corporate Officers

On June 20, 2013 the new Board of Directors of the Company elected Mr. Gary R. Smith as its Chairman and appointed him as the Company's new Chief Executive Officer.  The Board further appointed Mr. Manpreet Singh Thaper, a member of the Board as its President and Chief Operating Officer, appointed Mr. Gary D. Alexander, a member of the Board as its Chief Financial Officer and Corporate Secretary and appointed Michael S. Alexander as its Vice President of Corporate Finance.  The Board moved the corporate offices from Marcellus, New York to 1320 South Killian Drive, in Lake Park, Florida. On December 1, 2013, the corporate offices was moved to Harbour Financial Cernter, 2401 PGA Boulevard, Suite 280-B, Palm Beach Gardens, FL 33410.

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

Previously, Mr. Alexander was chairman of Treasure Coast Private Equity, a Florida based private equity firm that specializes in providing debt and equity resources for privately owned business seeking expansion capital. In December 2011, the Company was combined with Technology River Investments. In January 2013, he was appointed as officer and member of the board of directors of Brick Top Productions, Inc. a Florida base film production company (BTOP). On January 6, 2014 Mr. Alexander resigned from Brick Top Productions to expand on other existing opportunities.In June 2013 he became director, chief financial officer and corporate secretary of The Radiant Creations Group, Inc. a/k/a Nova Mining Corporation (NVMN). Through an asset acquisition, the company is designed to capitalize on innovative patented DNA based technologies to be used in the cosmetic and medical industries.

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

2401 PGA Boulevard, Suite 280-B

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

As of May 31, 2014, we had cash assets of $40,161 and a working capital deficit of $(770,541) and an accumulated deficit of $(6,718,020). As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all. Due to the lack of our operating history and our present inability to generate significant revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended February 28, 2014 that there currently exists substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

None.

Financing Requirements

From December 29, 2005 (Inception) to May 31, 2014, we have suffered cumulative losses of $(6,718,020). We expect to continue to incur substantial losses as we continue the growth of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives.

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

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of $(6,718,020) for the period from December 29, 2005 to May 31, 2014; we have revenues of $1,214,763 (from August 26 through May 31, 2014) and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing the company’s marketing and business plans and the pursuit of other business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

At May 31, 2014, we had $40,161 in cash assets, $1,521,655 in liabilities, and an accumulated deficit of $(6,718,020).  See “Liquidity and Capital Resources.”

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

At May 31, 2014, we had $40,161 in cash, $1,521,655 in liabilities, and an accumulated deficit of $(6,718,020). Our primary source of liquidity has been from loans from a majority shareholder(s) and loans from outside parties.  As of May 31, 2014, the Company owed $1,515,729 in notes and accrued interest.

Net cash used in operating activities was $(18,635) during the quarter ended May 31, 2014.

Cash used in investing activities was $(1,767) during the quarter ended May 31, 2014.

Cash used in financing activities was $(60,312) during the quarter ended May 31, 2014.

Our expenses to date are largely due to professional fees that include accounting and legal fees.

To date, we have revenues of $1,214,763 (from August 26 through May 31, 2014) and require additional financing in order to finance our business activities on an ongoing basis.  Our future capital requirements will depend on numerous factors, including, but not limited to, executing our marketing and business plans and the ability to pursue other business opportunities. We are actively pursuing alternative financing and have had discussions with various third parties, although no firm commitments have been obtained to date.  In the interim, shareholders of the Company have agreed to meet our operating expenses.  We believe that actions presently being taken to revise our operating and financial requirements provide the Company with the opportunity to continue as a “going concern,” although no assurances can be given.

Net Loss from Operations

The Company had a net loss of $(6,718,020) for the period from inception through May 31, 2014. The Company had a net loss of $(1,897,131) for the three months ended May 31, 2014 as compared to a net loss of $(35,795) for the three months ended May 31, 2013.

Cash Flow

Our primary source of liquidity has been cash from shareholder loans, loans from outside parties and advances.

Working Capital

As of May 31, 2014, the Company had total current assets of $294,015 and total current liabilities of $1,064,556 resulting in a working capital deficit of $(770,541). As of February 28, 2014, the Company had total current assets of $317,213 and total current liabilities of $765,336, resulting in a working capital deficit of $(448,123).

Lack of Revenues

We have had limited operations since our inception on December 29, 2005 to May 31, 2014.  We have generated revenues of $1,214,763 beginning on August 26, 2013.  As of May 31, 2014, we have an accumulated deficit of $6,718,020. Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $1,897,131 for the three months ended May 31, 2014, compared to a net loss of $35,795 for the three months ended May 31, 2013.  From inception on December 29, 2005 to May 31, 2014, we have incurred a net loss of $6,718,020.  Our basic and diluted loss per share was $(0.03) for the three months ended May 31, 2014, and $(0.00) for the three months ended May 31, 2013.

Operating and Administration Expenses

Operating expenses increased by $2,311,552 from $7,817 in the three months ended May 31, 2013, to $2,319,369 in the three months ended May 31, 2014.  Operating expenses for the three months comparison primarily consist of office administration, professional and regulatory compliance, investor relations and marketing and advertising.

Other Expenses

Other expenses increased by $86,319 from $27,978 in the three months ended May 31, 2013, to $114,297 in the three months ended May 31, 2014.  Other expenses for the three months comparison primarily consist of interest expense, depreciation and derivative related costs.

Common and Preferred Stock

We are authorized by our Amended and Restated Articles of Incorporation and our Additional Articles of Incorporation to issue an aggregate of 200,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.00001 per share (the “Common Stock”) and 100,000,000 are shares of preferred stock (the “Preferred Stock”), par value $0.00001 per share.  As of May 31, 2014, 54,271,336 shares of Common Stock were issued and outstanding and there were 77 shareholders of our Common Stock and 0 shares of Preferred Stock were issued and outstanding.

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

On May 31, 2014, our President, Gary R. Smith, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the first fiscal quarter ended May 31, 2014 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We May Not be Able to Obtain Additional Financing

As of February 28, 2014, we had cash on hand of $120,875 and a working capital deficit of $(448,123).

As of May 31, 2014, we had cash on hand of $40,161 and a working capital deficit of $(770,541).

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

THE RADIANT CREATIONS GROUP, INC.

Dated: July 18, 2014	By: /s/ Gary R. Smith Gary R. Smith, Chief Executive Officer

Dated: July 18, 2014	By: /s/ Gary D. Alexander Gary D. Alexander, Chief Financial Officer

