Form 10-Q
period 2014-08-31
RADIANT CREATIONS GROUP, INC.
filed 2014-10-20
CIK 1372184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock and preferred stock , as of the latest practicable date: As of October 20, 2014, the Issuer had 36,233,708 shares of common stock and 1,000,000 share of Series A Super Voting Control preferred stock and 20,000,000 Series B preferred stock issued and outstanding.

1

ITEM 1. FINANCIAL INFORMATION

THE RADIANT CREATIONS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2014	2014
ASSETS	(Unaudited)

Cash	$4,756	$120,875
Accounts receivable	—	51,045
Accounts receivable reserve	146,129	72,182
Inventory	68,153	64,701
Prepaid expenses	7,400	8,410
Total current assets	226,438	317,213

Fixed assets, net	9,835	8,968

Total assets	$236,273	$326,181

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$20,806	$16,828
Accrued interest	115,846	74,358
Note payable - related party	14,063	65,650
Notes payable	90,000	95,000
Convertible notes payable, current portion	476,150	513,500
Derivative liabilities	191,743	—
Total current liabilities	908,608	765,336

LONG TERM LIABILITIES:
Convertible notes payable, net of current portion and discount of $335,635	366,901	730,448

Total liabilities	1,275,509	1,495,784

STOCKHOLDERS’ DEFICIT:
Common stock at $0.001 par value: 100,000,000 shares authorized,
56,233,708 and 54,271,336 shares issued and outstanding, respectively	562	543
Additional paid-in capital	6,240,032	3,650,743
Accumulated deficit	(7,279,830)	(4,820,889)
Total stockholders’ deficit	(1,039,236)	(1,169,603)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$236,273	$326,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
3

THE RADIANT CREATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended August 31, 2014	For the Three Months Ended August 31, 2013	For the Six Months Ended August 31, 2014	For the Six Months Ended August 31, 2013

NET REVENUES	$37,905	$37,672	$408,456	$37,672

COST OF SERVICES	6,652	35,281	36,202	35,281

GROSS PROFIT	31,253	2,391	372,254	2,391

OPERATING EXPENSES:
General and administrative expenses	739,709	621,560	3,054,953	629,377
Depreciation	450	150	900	150
Inventory write-off	—	24,899	3,676	24,899
Total operating expenses	740,159	646,609	3,059,529	654,426

Operating income (loss)	(708,906)	(644,218)	(2,687,275)	(652,035)

OTHER INCOME (EXPENSES):
Recovery of bad debt	—	—	195,535	—
Interest expense	(196,987)	(181,303)	(247,244)	(209,281)
Gain (loss) on derivative liability	344,083	(205,963)	280,043	(205,963)
Total other income (expenses)	147,096	(387,266)	228,334	(415,244)

NET LOSS	$(561,810)	$(1,031,484)	$(2,458,941)	$(1,067,279)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted Common Shares Outstanding - Basic and Diluted	54,400,221	32,097,540	54,838,863	32,097,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

THE RADIANT CREATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Six Months Ended August 31, 2014	For the Six Months Ended August 31, 2013

CASH FLOWS PROVIDED BY (USED) IN OPERATING ACTIVITIES:
Net loss	$(2,458,941)	$(1,067,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	900	150
Inventory write off	3,676	24,899
(Gain) Loss on derivative liability	(280,043)	205,963
Amortization of debt discount	178,543	153,557
Stock compensation expense	2,488,416	564,627
Changes in operating assets and liabilities:
Inventory	(7,128)	—
Accounts receivable	51,045	(37,672)
Accounts receivable reserve	(73,947)	—
Prepaid Expenses	1,010	(5,400)
Accounts payable and accrued liabilities	45,466	61,303

Net cash provided by (used) in operating activities	(51,003)	(99,852)

CASH FLOWS PROVIDED BY (USED) IN INVESTING ACTIVITIES:
Purchase of fixed assets	(1,767)	(9,255)
Cash provided by (used) in investing activities	(1,767)	(9,255)

CASH FLOWS PROVIDED BY (USED) IN FINANCING ACTIVITIES:
Proceeds from (Payments on) related party notes	(84,499)	76,000
Payments on short term notes and convertible notes	21,150)	—
Contributed capital	—	2,000
Shares repurchased	—	(246,668)
Proceeds from issuance of common stock	—	283,504

Cash provided by (used) in financing activities	(63,349)	114,836

NET CHANGE IN CASH	(116,119)	5,729

Cash at Beginning of Period	120,875	8,583

Cash at End of Period	$4,756	$14,312

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$68,700	$—
Income taxes	—	—

NON-CASH FINANCING ACTIVITY
Conversion of principal and interest into common stock	$58,500	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

THE RADIANT CREATIONS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – Organization and Significant Accounting Policies

Nature of Business

On June 20, 2013, following a change of control and subsequent acquisition of an exclusive license agreement, certain assets and processes to innovative technologies in skin protection and enhancement, which consist of various proprietary products including an anti-aging and revitalizing skin cream generally sold under the "Radiant Creations" label, the Company changed its principal business to the development and marketing of unique and proprietary scientific technologies and cosmetic and over-the-counter personal enhancement products and devices. The Company currently sells its products exclusively over the internet to customers located globally.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the valuation of stock-based compensation on derivatives.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as August 31, 2014:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Embedded conversion derivative liability	$—	$—	$191,743	$191,743

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

For the six months ended August 31, 2014, the number of potentially dilutive shares consisting of 29,204,158 shares underlying convertible debt that are not included in the calculation of diluted loss per share because their impact is anti-dilutive.

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

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has a working capital deficit of $682,170 and has incurred net losses since inception. The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing its marketing and business plans and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Notes Payable

Notes payable – third parties

The Company had two notes with outstanding balances as of August 31, 2014 of $75,000 and $15,000 which are subject to annual interest of 15% and mature on November 29, 2014 and January 31, 2015, respectively.

Notes payable - related parties

As of February 28, 2014 the Company had advances from corporate officers of $15,650. The advances were non-interest bearing and due on demand. These advances were fully paid as of August 31, 2014.

The Company had a note payable to a related party with an outstanding balance as of August 31, 2014 of $14,063. The note is subject to annual interest of 15% and matured on August 31, 2014. At August 31, 2014 the note is default. On October 8, 2014 the Company settled the note for cash payment in the amount of $10,000.

NOTE 4 – Convertible Notes Payable

In 2013, the Company issued a convertible note to a third party amounting to $730,448 which is subject to annual interest of 10%. The note is convertible at a fixed rate of $0.075 per share and matures on September 20, 2015. Principal payments on this note during the six months ended August 31, 2014 amounted to $27,912. As disclosed above, these notes were deemed tainted on the date that the other convertible notes became convertible on May 18, 2014. A derivative liability of $252,313 was recorded as a debt discount and amortized over the term of the note.

On November 19, 2013, the Company signed a convertible note agreement with a third party in which the party loaned $78,500 subject to annual interest of 8%. The note matured on August 21, 2014 and is convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On May 18, 2014, the note became convertible and the embedded conversion option required derivative accounting owing to the variable the conversion rate. On May 18, 2014, a derivative liability of $64,146 was recorded as a debt discount and amortized over the term of the note. The embedded conversion option of the note also tainted the outstanding convertible notes. During the six months ended August 31, 2014, the lender converted $58,500 in exchange for 1,962,372 shares of common stock. The remaining balance due on the note is $20,000.

The Company also entered into convertible note agreements with a third party on December 17, 2013 for $32,500 and January 27, 2014 for $32,500 and July 8, 2014 for $21,500. The notes are convertible after 180 days and bear similar terms to the note above. As of August 31, 2014, the notes dated December 17, 2013 and January 27, 2014 reached their conversion dates and became qualified for derivative treatment.

Note Date	Face Amount	Eligible Date	Conversion Date	Amounts Converted	Balance Outstanding
11/19/2013	$78,500	05/19/2014	06/13/2014 07/01/2014 07/11/2014 07/21/2014	$12,000 $12,000 $15,000 $19,500	$66,500 $54,500 $39,500 $20,000
12/17/2013	$32,500	06/15/2014	N/A	-	$32,500
01/27/2014	$32,500	07/26/2014	N/A	-	$32,500
07/08/2014	$21,500	01/04/2015	N/A	-	$21,500
Totals	$165,000	-	-	$58,500	$106,500

As of August 31, 2014, the Company owed convertible notes totaling $370,000 to third parties including accrued interest of another $4,041. Interest is 10% annually and is to be paid currently. The notes may be converted at the option of the Holder at a fixed rate of $0.075 per share. As disclosed above, these notes were deemed tainted on the date that the other note became convertible on May 18, 2014. A net derivative liability of $148,771 was recorded as a debt discount to be amortized over the terms of the notes.

Amortization expense on the debt discounts for the six months ended August 31, 2014 amounted to $178,543.

NOTE 5 – Derivative Liabilities

The Company records the fair value of the of the conversion features of the convertible notes disclosed in Note 3 and 4 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative liability was calculated using a multi-nominal lattice model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. During the six months ended August 31, 2014, the Company recorded a gain on the change in fair value of derivative liability of $280,043.

The following table summarizes the changes in the derivative liability during the six months ended August 31, 2014:

Balance as of February 28, 2014	$ —
Fair value of embedded conversion derivative liability at issuance	514,181
Reclassification of derivatives upon conversion of convertible debt	(42,395)
Unrealized derivatives gains included in other expense	(280,043)
Ending balance as of August 31, 2014	$ 191,743

The fair value of the instruments was determined using multinomial lattice model based on the following assumptions:

-	The projected volatility curve for each valuation period was based on the historical volatility of the Company.
-	1 year volatility of 204%,
-	An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10%,
-	The monthly trading volume would average $984,023 to $1,013,117 and would increase at 1% per month. The variable conversion price of 58% of ask-bid or close prices over 10 trading days have effective discount rates of 46.27% to 46.51%,
-	The Note Holders would automatically convert fixed and variable conversion prices (with full ratchet resets) the notes at the stock price for the convertible Note if the registration was effective and the Company was not in default, and conversion price reset events are assumed every 3 months.

NOTE 5 – Equity

During the six months ended August 31, 2014, the Company granted 38,050,000 options to employees with a term of 5 years and are exercisable at prices ranging from $0.098 to $0.127 per share. 10,000,000 options vested immediately while the remaining 28,050,000 options vest at a rate of 33% on the grant date, 33% one year from the grant date and the remaining 33% two years from the grant date. The fair value of the options was determined using a Black Scholes model. The total grant date fair value of the options amounted to $4,502,234 of which $1,840,794 was recorded as stock compensation expense during the six months ended August 31, 2014. During the six months ended August 31, 2014, the Company granted 7,500,000 warrants with a term of 5 years and are exercisable at prices ranging from $0.05 to $0.115 per share to employees and board advisors. 2,500,000 warrants vested immediately at the grant date while 2,500,000 will vest one year from the grant date and the remaining 2,500,000 warrants will vest two years from the grant date. The first tranche of the vested warrants was valued at $647,622 using the Black Scholes model and fully recognized as stock compensation expense during the six months ended August 31, 2014.

The assumptions used in the Black Scholes valuations include:

-	Volatility: 188% to 288%
-	Risk-free interest rate: 0.43% to 0.58%
-	Zero expected dividends
-	Expected term is the simplified method
-	Exercise prices are based on option agreements
-	Common stock price on the valuation date

The following tables summarize the Company’s stock options and warrants activity during the six months ended August 31, 2014:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Exercisable	Weighted Average Remaining Life
Balance, February 28, 2014	-	$-
Granted	30,550,000	0.11
Expired	-	-
Exercised	-	-
Balance, August 31, 2014	30,550,000	$0.11	$ -	16,850,000	4.54

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Exercisable	Weighted Average Remaining Life
Balance, February 28, 2014	-	$-
Granted	7,500,000	0.10
Expired	-	-
Exercised	-	-
Balance, August 31, 2014	7,500,000	$0.10	$ -	2,500,000	4.67

NOTE 7 - Subsequent Events

On September 9, 2014, the Company signed a convertible note agreement with a third party in which the party loaned $35,000 subject to annual interest of 12%. The note is convertible into the Company’s common stock immediately upon issuance at 60% of the lowest trade price of the common stock during the 25 days preceding the date of conversion.

On September 9, 2014 and October 13, 2014 Biodynamic Molecular Technologies, LLC (a control shareholder) agreed to cancel a total of 20,000,000 common shares of the Company. This cancellation of common stock allowed the Company to obtain additional financing without the need to expand its currently authorized number of common shares in the amount of 100,000,000.

On September 21, 2014 the Company signed a demand promissory note with a related party in the amount of $7,500. Terms include, interest only at 10%, principle and interest due in 24 months. The note may be prepaid without notice at the option of the Company.

On October 10, 2014, the Board of Directors agreed to designate a series of preferred shares (the Series A Super Voting Preferred Shares) including 1,000,000 (non-convertible) shares containing the following preferential provision:

Holders of each Series A Preferred Stock shall have two hundred (200) times the number of votes on all matters submitted to the shareholders that each shareholder of the Corporation’s Common Stock (rounded to the nearest whole number) is entitled to vote at each meeting of the shareholders of the Corporation (and written actions of stockholders in lieu of meetings) with respect to any and all matters presented to the shareholders of the Corporation for their action or consideration. Holders of the Series A Preferred Stock shall vote together with the holders of Common Stock as a single class and,

Except as specifically provided, the Series B Preferred Stock shall, with respect to rights on redemption and rights on liquidation, winding up and dissolution, rank senior to (i) all classes of Common Stock, $0.00001 par value per share, of the Company (the “Common Stock”) and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the Holder(s) of Series B Preferred Stock). All other provisions remain pari passu as to the Company's common stock.

The shares were issued to Biodynamic Molecular Technologies, LLC.

On October 13,2014, the Board of Directors agreed to designate a series of preferred shares (the Series B Preferred Shares) including 20,000,000 (non-convertible) shares containing the following preferential provisions:

Except as specifically provided, the Series B Preferred Stock shall, with respect to rights on redemption and rights on liquidation, winding up and dissolution, rank senior to (i) all classes of Common Stock, $0.00001 par value per share, of the Company (the “Common Stock”) and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the Holder(s) of Series B Preferred Stock). All other provisions remain pari passu as to the Company's common stock.

The shares were issued to Biodynamic Molecular Technologies, LLC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements." These statements, identified by words such as "plan," "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II - Item 1A. Risk Factors" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, Quarterly Reports and our Current Reports we file from time to time with the Securities and Exchange Commission (the "SEC").

As used in this Quarterly Report, the terms "we," "us," "our," "Radiant," and the "Company" refer to The Radiant Creations Group, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

Introduction

Effective May 21, 2012, a change of control took place and Clarent Services Corp. acquired from Half Moon Bay Holdings, LLC, 25,000,000 shares of common stock of the Company, representing all of Half Moon Bay’s holdings of the Company.  The shares constituted approximately 83.33% of the thirty million (30,000,000) issued and outstanding shares of common stock of the Company. There are no arrangements or understandings among members of the former and new control groups and their associates with respect to election of directors or other matters.

Recent Corporate Developments

On June 20, 2013, a change of control of the Company occurred when Biodynamic Molecular Technologies, LLC a privately held company organized in the State of Florida acquired from Clarent Services Corp., the former majority stockholder of the Company, in a private transaction, 25,000,000 restricted shares of common stock, par value $0.00001 per share of the Company.

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

Family Relationships

Mr. Gary R. Smith, our CEO, directly owns fifty percent, Mr. Gary D. Alexander, our CFO, owns twenty five percent, Mr. Michael S. Alexander, our EVP, owns twenty five percent and Mr. Manpreet Singh Thaper has no direct or indirect financial interest in Biodynamic Molecular Technologies, LLC the majority shareholder of the Company.

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

As of August 31, 2014, we had cash assets of $4,756 and a working capital deficit of $682,170 and an accumulated deficit of $7,279,830. As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

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

Off-Balance Sheet Arrangements

None.

Financing Requirements

From December 29, 2005 (Inception) to August 31, 2014, we have suffered cumulative losses of $7,279,830. We expect to continue to incur substantial losses as we continue the growth of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives.

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

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has a working capital deficit of $682,170 and has incurred net losses of $7,279,830 for the period from December 29, 2005 (inception) to August 31, 2014 and the Company will require additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing the company’s marketing and business plans and the pursuit of other business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

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

At August 31, 2014, we had $4,756 in cash, $1,275,509 in liabilities, and an accumulated deficit of $7,279,830. Our primary source of liquidity has been from loans from a majority shareholder(s) and loans from outside parties.  As of August 31, 2014, the Company owed $1,254,703 in notes and accrued interest).

Net cash used in operating activities was $(51,003) during the quarter ended August 31, 2014.

Cash used in investing activities was $(1,767) during the quarter ended August 31, 2014.

Cash used in financing activities was $(63,349) during the quarter ended August 31, 2014.

Our expenses to date are largely due to professional fees that include accounting and legal fees.

The Company has a working capital deficit of $682,170 and has incurred net losses of $7,279,830 for the period from December 29, 2005 (inception) to August 31, 2014. Our future capital requirements will depend on numerous factors, including, but not limited to, executing our marketing and business plans and the ability to pursue other business opportunities. We are actively pursuing alternative financing and have had discussions with various third parties, although no firm commitments have been obtained to date.  In the interim, shareholders of the Company have agreed to meet our operating expenses.  We believe that actions presently being taken to revise our operating and financial requirements provide the Company with the opportunity to continue as a “going concern,” although no assurances can be given.

Net Loss

We incurred a net loss of $561,810 and $2,458,941 for the three months and six months ended August 31, 2014, respectively, compared to a net loss of $1,031,484 and $1,067,279 for the three months and six months ended August 31, 2013, respectively.  From inception on December 29, 2005 to August 31, 2014, we have incurred a net loss of $7,279,830.  Our basic and diluted loss per share was $(0.01) and $(0.03) for the three months and six months ended August 31, 2014, respectively, and $(0.01) and $(0.01) for the three months and six months ended August 31, 2013, respectively.

Operating and Administration Expenses

Operating expenses increased by $93,550 from $646,609 in the three months ended August 31, 2013, to $740,159 in the three months ended August 31, 2014.

Operating expenses increased by $2,405,103 from $654,426 in the six months ended August 31, 2013, to $3,059,529 in the six months ended August 31, 2014.

Operating expenses for the six months comparison primarily consist of office administration, professional and regulatory compliance, investor relations and marketing and advertising.

Other Expenses

Other income (expenses) increased by $534,362 from $(387,266) in the three months ended August 31, 2013, to $147,096 in the three months ended August 31, 2014.

Other income (expenses) increased by $643,578 from $(415,244) in the six months ended August 31, 2013, to $228,334 in the six months ended August 31, 2014.

Other expenses for the six months comparison primarily consist of interest expense, depreciation and derivative related costs.

Common and Preferred Stock

We are authorized by our Amended and Restated Articles of Incorporation and our Additional Articles of Incorporation to issue an aggregate of 200,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.00001 per share (the “Common Stock”) and 100,000,000 are shares of preferred stock (the “Preferred Stock”), par value $0.00001 per share.  As of August 31, 2014, 56,233,708 shares of Common Stock were issued and outstanding and there were 77 shareholders of our Common Stock and 0 shares of Preferred Stock were issued and outstanding.

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

On August 31, 2014, our President, Gary R. Smith, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the first fiscal quarter ended August 31, 2014 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of August 31, 2014, we had cash on hand of $4,756 and a working capital deficit of $(682,170).

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

THE RADIANT CREATIONS GROUP, INC.

Dated: October 20, 2014	By: /s/ Gary R. Smith Gary R. Smith, Chief Executive Officer

Dated: October 20, 2014	By: /s/ Gary D. Alexander Gary D. Alexander, Chief Financial Officer

