Form 10-Q
period 2014-11-30
RADIANT CREATIONS GROUP, INC.
filed 2015-01-23
CIK 1372184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock and preferred stock, as of the latest practicable date: As of January 19, 2015, the Issuer had 50,327,104 shares of common stock and 1,000,000 share of Series A Super Voting Control preferred stock and 20,000,000 Series B preferred stock issued and outstanding.

1

ITEM 1. FINANCIAL INFORMATION

THE RADIANT CREATIONS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	February 28,
	2014	2014
ASSETS	(Unaudited)

Cash	$4,497	$120,875
Accounts receivable	—	51,045
Accounts receivable reserve	132,282	72,182
Inventory	70,155	64,701
Prepaid expenses	284,319	8,410
Total current assets	491,253	317,213

Fixed assets, net	9,385	8,968

Total assets	$500,638	$326,181

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$14,164	$16,828
Accrued interest	143,659	74,358
Note payable - related party	194,897	65,650
Notes payable	140,000	95,000
Convertible notes payable, current portion	751,415	513,500
Derivative liabilities	490,653	—
Total current liabilities	1,734,788	765,336

LONG TERM LIABILITIES:
Note payable	40,000	—
Series B Preferred, 20,000,000 and -0- issued and outstanding, respectively	200	—
Common stock, $0.00001 par value; 900,000,000 shares authorized,
38,591,208 and 54,271,336 shares issued and outstanding, respectively	386	543
Additional paid-in capital	7,154,636	3,650,743
Accumulated deficit	(8,689,632)	(4,820,889)
Total stockholders’ deficit	(1,534,400)	(1,169,603)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$500,638	$326,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

THE RADIANT CREATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended November 30, 2014	For the Three Months Ended November 30, 2013	For the Nine Months Ended November 30, 2014	For the Nine Months Ended November 30, 2013

NET REVENUES	$69,082	$65,315	$477,538	$102,987

COST OF SERVICES	103,608	9,874	139,810	45,154

GROSS PROFIT/(LOSS)	(34,526)	55,441	337,728	57,833

OPERATING EXPENSES:
General and administrative expenses	434,522	104,742	3,489,474	734,141
Depreciation	450	450	1,350	600
Inventory write-off	—	—	3,676	24,899
Total operating expenses	434,972	105,192	3,494,500	759,640

Operating loss	(469,498)	(49,751)	(3,832,228)	(701,807)

OTHER INCOME (EXPENSES):
Recovery of bad debt	—	—	195,534	—
Loss on purchase of intellectual property from related party	(726,000)	—	(726,000)	—
Interest expense	(163,620)	(280,620)	(410,864)	(489,900)
Gain (loss) on derivative liability	(50,684)	171,457	229,359	(34,506)
Total other income (expenses)	(940,304)	(109,163)	(711,971)	(524,406)

NET LOSS	$(1,409,802)	$(158,914)	$(3,868,743)	$(1,226,213)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.04)	$(0.00)	$(0.09)	$(0.03)

Weighted Common Shares Outstanding - Basic and Diluted	38,591,208	45,002,931	40,784,989	37,013,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

THE RADIANT CREATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Nine Months Ended November 30, 2014	For the Nine Months Ended November 30, 2013
CASH FLOWS USED IN OPERATING ACTIVITIES:	$(3,868,743)	$(1,226,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,350	600
Inventory write off	3,676	24,899
(Gain) /loss on derivative liability	(229,359)	34,506
Default interest paid with convertible debt issuance	10,000	—
Amortization of debt discount	309,055	400,314
Stock compensation expense	2,862,313	564,627
Loss on purchase of intellectual property from related party	726,000	—
Changes in operating assets and liabilities:
Inventory	(9,130)	(21,377)
Accounts receivable	(9,055)	(58,562)
Prepaid Expenses	(35,909)	(1,010)
Accounts payable and accrued liabilities	66,640	79,150
Net cash used in operating activities	(173,162)	(203,066)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(1,767)	(9,255)
Net Cash used in investing activities	(1,767)	(9,255)

CASH FLOWS PROVIDED BY (USED)IN FINANCING ACTIVITIES:
Proceeds from (Payments on) related party notes	(120,753)	86,500
Proceeds from (Payments on) Convertible Debt	64,307	78,500
Payments on short term notes and convertible notes	84,997	—
Contributed capital	—	2,000
Shares repurchased	—	(443,622)
Proceeds from issuance of common stock	—	521,250
Sale of common stock of subsidiary	30,000	—
Net Cash provided by in financing activities	58,551	244,628

NET CHANGE IN CASH	(116,378)	32,307

Cash at Beginning of Period	120,875	8,583

Cash at End of Period	$4,497	$40,890

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
NON-CASH FINANCING ACTIVITY
Conversion of debt into common stock	$135,633	$170,000
Reclass derivative to additional paid-in-capital from derivative instrument	$—	$391,697
Acquisition of assets and liabilities from The Renewable Corporation	$—	$1,509,157
Assignment and modification of notes payable	$—	$900,448
Exchange of common stock for preferred stock	$476,000	$—
Payment of prepaid marketing fees with note payable	$240,000	$—

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as November 30, 2014:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Embedded conversion derivative liability	$—	$—	$490,653	$490,653

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

For the nine months ended November 30, 2014, the number of potentially dilutive shares consisting of 427,917,945 shares underlying convertible debt that are not included in the calculation of diluted loss per share because their impact is anti-dilutive.

Related parties

The Company follows subtopic ASC 850, Related Party Disclosure, for the identification of related parties and disclosure of related party transactions.

Cash flows reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Share-based Expense

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the nine-month periods ending November 30, 2014 and 2013 was $2,862,313 and $564,627, respectively.

Recently issued accounting pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance; therefore there is no anticipation of any effect to the financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU however, for the current period, management does not believe that it has met conditions which would subject these financial statements to additional disclosure.

NOTE 2 – Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has a working capital deficit of $1,243,535 and has incurred net losses since inception. The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing its marketing and business plans and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 –Notes Payable

Notes payable – third parties

The Company has two notes with outstanding balances as of November 30, 2014 of $75,000 and $15,000 which are subject to annual interest of 15% and mature on November 29, 2014 and January 31, 2015, respectively.

In July 2014, the Company issued a note payable in the amount of $40,000 for cash. The note matures in 36 months and accrues interest at an annual rate of 10%, payable quarterly.

In October 2014, the Company issued a demand note in the amount of $50,000 for cash. The note is due on demand and accrues interest at an annual rate of 12%.

Notes payable - related parties

As of February 28, 2014 the Company had advances from corporate officers of $15,650. The advances were non-interest bearing and due on demand. These advances were fully paid as of November 30, 2014.

The Company had a note payable to a related party with an outstanding balance as of August 31, 2014 of $14,063. The note was subject to annual interest of 15% and matured on November 30, 2014. On October 8, 2014 the Company settled the note for cash payment in the amount of $10,000.

In July 2014, the Company issued a note payable in the aggregate amount of $250,000 for the purchase of intellectual property from a commonly owned entity. Because of the common ownership, the intellectual property was not marked to fair value and the Company recognized a loss for the amount of the notes, which is included in loss on acquisition of intellectual property from a commonly controlled entity on the condensed consolidated statements of operations. The note is non-interest bearing, matures in 24 months from issuance, and requires principal payments of at least $25,000 every 180 days. During the three months ended November 31, 2014, the Company repaid $63,003 and the outstanding balance as of November 30, 2014 is $186,997.

In September 2014, the Company issued a note in the amount of $7,900 for cash. The note is payable in two years, and accrues interest, payable monthly, at an annual rate of 10%. The balance of the note is $7,900 as of November 30, 2014.

NOTE 4 – Convertible Notes Payable

In 2013, the Company issued a convertible note to a third party amounting to $730,448 which is subject to annual interest of 10%. The note is convertible at a fixed rate of $0.075 per share and matures on September 20, 2015. Principal payments on this note during the nine months ended November 30, 2014 amounted to $31,000. As disclosed above, this note was deemed tainted on the date that the other convertible notes became convertible on May 18, 2014. A derivative liability of $252,313 was recorded as a debt discount and amortized over the term of the note. The principle balance of the note was $699,448 as of November 30, 2014.

On November 19, 2013, the Company signed a convertible note agreement with a third party in which the party loaned $78,500 subject to annual interest of 8%. The note matured on August 21, 2014 and is convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On May 18, 2014, the note became convertible and the embedded conversion option required derivative accounting owing to the variable the conversion rate. On May 18, 2014, a derivative liability of $64,146 was recorded as a debt discount and amortized over the term of the note. The embedded conversion option of the note also tainted the outstanding convertible notes. During the nine months ended November 30, 2014, the lender converted $58,500 in exchange for 1,962,372 shares of common stock. The remaining balance due on the note is $20,000 as of November 30, 2014.

The Company also entered into convertible note agreements with a third party on December 17, 2013 for $32,500 and January 27, 2014 for $32,500 and July 8, 2014 for $21,150. The notes are convertible after 180 days and bear similar terms to the note above. In November 2014, the Company issued an additional note in the amount of $10,000 in satisfaction of a default on the note. As of November 30, 2014, the notes dated December 17, 2013 and January 27, 2014 reached their conversion dates and became qualified for derivative treatment.

Note Date	Face Amount	Eligible Date	Conversion Date	Amounts Converted	Balance Outstanding
11/19/2013	$78,500	05/19/2014	06/13/2014 07/01/2014 07/11/2014 07/21/2014	$12,000 $12,000 $15,000 $19,500	$66,500 $54,500 $39,500 $20,000
11/18/2014	$10,000 Default		11/12/14 11/19/14 11/24/14	- $ 7,235	$2,765
12/17/2013	$32,500	06/15/2014	N/A	-	$32,500
01/27/2014	$32,500	07/26/2014	N/A	-	$32,500
07/08/2014	$21,150	01/04/2015	N/A	-	$21,150
09/03/2014	$32,500	03/03/18	N/A	-	$32,500
Totals	$207,150	-	-	$65,735	$141,415

On September 9, 2014, we executed a $200,000 Convertible Promissory Note bearing interest on the unpaid balance at the rate of 12% on the original principal amount of $38,500. The Maturity Date is two years from the Effective Date of each payment and is the date upon which the principal sum of this Note, as well as any unpaid interest and other fees, shall be due and payable. The conversion price is the lesser of $0.045 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The balance of the note as of November 30, 2014 is $38,500.

As of November 30, 2014, the Company owed convertible notes totaling $370,000 to third parties including accrued interest of another $4,041. Interest is 10% annually and is to be paid currently. The notes may be converted at the option of the Holder at a fixed rate of $0.075 per share. As disclosed above, these notes were deemed tainted on the date that the other note became convertible on May 18, 2014. A net derivative liability of $148,771 was recorded as a debt discount to be amortized over the terms of the notes.

During the nine months ended November 30, 2014, the Company entered into convertible liabilities with certain individuals (referred to as the "the Holders"), the Company/Holders/Debtors assigned, converted, and issued Convertible Liability (the “Convertible Liability" or “Liability”) with a $240,000 principal amount. The Liability bear an interest rate of 0% per annum and no maturity date under to a Settlement and Stipulation Agreement; and Court Ordered Approval Document, the Holder has the right to convert all or any part of the outstanding and unpaid principal into shares of the Company’s common stock. On October 2016, 2014, the US Court ordered approval of the liability triggered derivative treatment. The Holders have the right from and after the court ordered dated, and until any time until the Liability is fully paid, to convert any outstanding and unpaid principal portion of the Liability, into fully paid and non-assessable shares of Common Stock. The Convertible Liability is convertible at variable conversion prices at 55% of lowest trading prices over 15 trading days with no reset provisions.

Amortization expense on the debt discounts for the nine months ended November 30, 2014 amounted to $309,055 and notes are carried at $1,011,665, net of unamortized discounts of $477,698.

NOTE 5– Derivative Liabilities

The Company records the fair value of the of the conversion features of the convertible notes disclosed in Note3 and 4 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative liability was calculated using a multi-nominal lattice model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. During the nine months ended November 30, 2014, the Company recorded a gain on the change in fair value of derivative liability of $229,359.

The following table summarizes the changes in the derivative liability during the nine months ended November 30, 2014:

Balance as of February 28, 2014	$ -0-
Fair value of embedded conversion derivative liability at issuance	798,268
Reclassification of derivatives upon conversion of convertible debt	(78,256)
Unrealized derivatives gains included in other expense	(229,359)
Ending balance as of November 30, 2014	$ 490,653

The fair value of the instruments was determined using multinomial lattice model based on the following assumptions:

-	The projected volatility curve for each valuation period was based on the historical volatility of the Company and ranged from 191% to 198%.
-	An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10%,
-	The monthly trading volume would average $175,000 to $136,000 and would increase at 1% per month. The variable conversion price of 58% of ask-bid or close prices over 10 trading days have an effective discount rates of 42.42%,
-	The variable conversion price of the lesser of: (i) $0.045, or (ii) 60% of the lowest trade price over 25 trading days would have an effective discount rates of 47.92% to 47.64%
-	The Note Holders would automatically convert fixed and variable conversion prices (with full ratchet resets) the notes at the stock price for the convertible Note if the registration was effective and the Company was not in default, and conversion price reset events are assumed every 3 months.

NOTE 6 – Equity

On September 9, 2014 and October 13, 2014 Biodynamic Molecular Technologies, LLC (a commonly controlled shareholder) agreed to cancel a total of 20,000,000 common shares of the Company in exchange for 1,000,000 shares of Series A Preferred stock and 20,000,000 shares of Series B Preferred stock.

On October 10, 2014, the Board of Directors agreed to designate a series of preferred shares (the Series A Super Voting Preferred Shares) including 1,000,000 (non-convertible) shares containing the following preferential provision:

Holders of each Series A Preferred Stock shall have two hundred (200) times the number of votes on all matters submitted to the shareholders that each shareholder of the Corporation’s Common Stock (rounded to the nearest whole number) is entitled to vote at each meeting of the shareholders of the Corporation (and written actions of stockholders in lieu of meetings) with respect to any and all matters presented to the shareholders of the Corporation for their action or consideration. Holders of the Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

On October 13, 2014, the Board of Directors agreed to designate a series of preferred shares (the Series B Preferred Shares) including 20,000,000 (non-convertible) shares containing the following preferential provisions:

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

The Company estimated the fair value of the 20,000,000 shares of common stock based on the trading price on date of the exchange, and the fair value of the preferred stock using a probability weighted expected return method (PWERM) and recorded expense equal to the excess of the fair value of the preferred stock over the common stock of $476,000, which is included in loss on acquisition of intellectual property from a commonly controlled entity on the condensed consolidated statements of operations.

During the nine months ended November 30, 2014, the Company issued 9,319,872 shares of common stock upon the conversion of convertible debt totaling $135,633.

During the nine months ended November 30, 2014, the Company sold 300,000 shares of common stock of its subsidiary for cash proceeds of $30,000.

During the nine months ended November 30, 2014, the Company granted 38,050,000 options to employees with a term of 5 years and are exercisable at prices ranging from $0.098 to $0.127 per share. 10,000,000 options vested immediately while the remaining 28,050,000 options vest at a rate of 33% on the grant date, 33% one year from the grant date and the remaining 33% two years from the grant date. The fair value of the options was determined using a Black Scholes model. The total grant date fair value of the options amounted to $4,502,234 of which $1,840,794 was recorded as stock compensation expense during the nine months ended November 30, 2014. During the nine months ended November 30, 2014, the Company granted 7,500,000 warrants with a term of 5 years and exercisable at prices ranging from $0.05 to $0.115 per share to employees and board advisors. 2,500,000 warrants vested immediately at the grant date while 2,500,000 will vest one year from the grant date and the remaining 2,500,000 warrants will vest two years from the grant date. The first tranche of the vested warrants was valued at $647,622 using the Black Scholes model and fully recognized as stock compensation expense during the nine months ended November 30, 2014. Stock compensation expense totaled $2,862,313 for the nine months ended November 30, 2014.

The assumptions used in the Black Scholes valuations include:

-	Volatility: 188% to 288%
-	Risk-free interest rate: 0.43% to 0.58%
-	Zero expected dividends
-	Expected term is the simplified method
-	Exercise prices are based on option agreements
-	Common stock price on the valuation date

The following tables summarize the Company’s stock options and warrants activity during the nine months ended November 30, 2014:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Exercisable	Weighted Average Remaining Life
Balance, February 28, 2014	-	$-
Granted	30,550,000	0.11
Expired	-	-
Exercised	-	-
Balance, November 30, 2014	30,550,000	$0.11	$ -	16,850,000	4.29

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Exercisable	Weighted Average Remaining Life
Balance, February 28, 2014	-	$-
Granted	7,500,000	0.10
Expired	-	-
Exercised	-	-
Balance, November 30, 2014	7,500,000	$0.10	$ -	2,500,000	4.42

NOTE 7 - Subsequent Events

In December 2014 and January 2015, the Company issued 11,735,896 upon the conversion of convertible debt.

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

Recent Corporate Developments

On June 20, 2013, a change of control took place and Biodynamic Molecular Technologies, LLC a privately held company organized in the State of Florida, acquired 25,000,000 restricted shares of common stock of the Company from a former majority stockholder in a private transaction, representing all of their holdings in the Company. These shares constituted approximately 83.33% of the thirty million (30,000,000) issued and outstanding shares of common stock of the Company.

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

As of November 30, 2014, we had cash assets of $4,497 and a working capital deficit of $1,243,535 and an accumulated deficit of $8,689,632. As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

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

Off-Balance Sheet Arrangements

None.

Financing Requirements

From December 29, 2005 (Inception) to November 30, 2014, we have suffered cumulative losses of $8,689,632. We expect to continue to incur substantial losses as we continue the growth of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives.

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

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has a working capital deficit of $1,243,535 and has incurred net losses of $8,689,632 for the period from December 29, 2005 (inception) to November 30, 2014 and the Company will require additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing the company’s marketing and business plans and the pursuit of other business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

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

Our primary source of liquidity has been from loans from a majority shareholder(s) and loans from outside parties.  As of November 30, 2014, the Company owed $1,254,703 in notes and accrued interest.

Net cash used in operating activities was $(173,672) for the nine months ended November 30, 2014.

Cash used in investing activities was $1,767 for the nine months ended November 30, 2014.

Cash provided by financing activities was $58,551 for the nine months ended November 30, 2014.

Our expenses to date are largely due to professional fees that include accounting and legal fees.

Net Loss

We incurred a net loss of $1,409,802 and $3,868,743 for the three months and nine months ended November 30, 2014, respectively, compared to a net loss of $158,914 and $1,226,213 for the three months and nine months ended November 30, 2013, respectively.  From inception on December 29, 2005 to November 30, 2014, we have incurred a net loss of $8,689,632.  Our basic and diluted loss per share was $(0.04) and $(0.09) for the three months and nine months ended November 30, 2014, respectively, and $(0.00) and $(0.03) for the three months and nine months ended November 30, 2013, respectively.

Revenues

Revenues for the three months ended November 30, 2014 and 2013 were $69,082 and $65,315, respectively. Revenue increased by $31,177 for the three months ended November 30, 2014 as compared to the previous quarter.

Revenues for the nine months ended November 30, 2014 and 2013 were $477,538 and $102,987, respectively.

The increase in revenues is a result of efforts made to establish additional merchant processing capacity and implementation of an online "trial-sale" program conducted through a professionally managed third-party marketing platform. The Company is in discussion with cosmetic industry distributors in an effort to expand its revenue capacity to include online direct-sales and wholesale distribution network markets.

Operating and Administration Expenses

Operating expenses decreased by $305,187 from $740,159 in the three months ended August 31, 2013, to $434,972 in the three months ended November 30, 2014.

Operating expenses increased by $439,971 from $3,059,529 in the nine months ended August 31, 2013, to $3,494,500 in the nine months ended November 30, 2014.

Operating expenses for the nine months comparison primarily consist of office administration, professional and regulatory compliance, investor relations and marketing and advertising.

Other Expenses

Other income (expenses) increased by $(831,411) from $(109,163) in the three months ended August 31, 2013, to $(940,304) in the three months ended November 30, 2014.

Other income (expenses) increased by $(187,565) from $(524,406) in the nine months ended August 31, 2013, to $(711,971) in the nine months ended November 30, 2014.

Other expenses for the nine month comparison primarily consist of interest expense, depreciation and derivative related costs as well as the issuance of preferred stock and a note payable related to the acquisition of intellectual property from a related party.

Common and Preferred Stock

We are authorized by our Amended and Restated Articles of Incorporation and our Additional Articles of Incorporation to issue an aggregate of 1,000,000,000 shares of capital stock, of which 900,000,000 are shares of common stock, par value $0.00001 per share (the “Common Stock”) and 100,000,000 are shares of preferred stock (the “Preferred Stock”), par value $0.00001 per share.  As of November 30, 2014, 56,233,708 shares of Common Stock were issued and outstanding and there were 77 shareholders of our Common. As of November 30, 2014, there were 1,000,000 Series A – Super Voting Control shares outstanding and 20,000,000 Series B shares of Preferred Stock issued and outstanding.

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

On November 30, 2014, our President, Gary R. Smith, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the first fiscal quarter ended November 30, 2014 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our assets consist of an exclusive license purchased from Dr. Yin-Xiong Li, MD, Ph.D. to his patent in Enhanced Broad-Spectrum UV Radiation Filters and Methods as disclosed and claimed in U.S. Patent No. US Patent # 6,117,846 - Nucleic acid filters and US Patent Application # 20080233626 - Enhanced broad-spectrum UV radiation filters and methods, and the following international filings European Application # 07811023.6, and Australian Application # 2007281485 and as trade secrets associate with the above listed intellectual property and trade secrets and potential patent applications for an anti-aging skin rejuvenation cream, an acne OTC treatment, a wrinkle reduction cream, BioSalt redistribution technology using supplements.  The License Agreement, as of June 25, 2013 has added an addendum to it allowing Renewable to transfer the license agreement to The Radiant Creations Group.

In the event the Company is unable to maintain compliance with the terms of the exclusive license agreement the grantor could elect to limit or terminate the agreement which would have a material impact on our financial condition.

We May Not be Able to Obtain Additional Financing

As of November 30, 2014, we had cash on hand of $4,497 and a working capital deficit of $(1,243,535).

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

THE RADIANT CREATIONS GROUP, INC.

Dated: January 23, 2015	By: /s/ Gary R. Smith Gary R. Smith, Chief Executive Officer

Dated: January 23, 2015	By: /s/ Gary D. Alexander Gary D. Alexander, Chief Financial Officer

