Form 10-K
period 2015-02-28
RADIANT CREATIONS GROUP, INC.
filed 2015-06-15
CIK 1372184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended February 28, 2015

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
(Address of principal executive offices)

(561) 420-0380

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [  ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fourth fiscal quarter: $700,164, based on a price of $0.01, being the price at which the registrant last sold shares of its common stock.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of the year ended February 28, 2015, the registrant had 70,016,390 shares of common stock outstanding.

As of June 10, 2015, the registrant had 280,464,335 shares of common stock outstanding.

2

THE RADIANT CREATIONS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED FEBRUARY 28, 2015

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

ITEM 1. BUSINESS OVERVIEW

DESCRIPTION OF THE BUSINESS

The Radiant Creations Group, Inc., formerly known as Nova Mining Corporation (the “Company”) was incorporated in Nevada on December 29, 2005. From inception, the Company's principal business activity was the acquisition and exploration of mineral resources. On June 20, 2013, following a change of control and subsequent acquisition of an exclusive license agreement, certain assets and processes to innovative technologies in skin protection and enhancement, which consist of various proprietary products including an anti-aging and revitalizing skin cream generally under the "Radiant Creations" label, the Company changed its principal business to the development and marketing of unique and proprietary scientific technologies and cosmetic and over-the-counter personal enhancement products and devices.

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

Call Centers: Radiant Creations’ Call Center services are provided by third party contractors that provide live response buyer verification services on internet campaigns. The program however, is not driven by front-end profits as in similar business models through a variety of upsell programs; instead, our Call Center services are established to monitor and endorse long-term growth and reduce incidence of fraud or consumer dissatisfaction.

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

ITEM 1A.RISK FACTORS.

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

As a company engaged in manufacturing and marketing on a regional scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information systems, loss or impairment of key manufacturing sites, product quality control, safety, increase in commodity prices and energy costs, licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which we have no control.  If such an event were to occur, it could have an adverse effect on our business and financial results.

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

As at February 28, 2015, we had cash assets of $15,293 and a working capital deficit of $1,025,221 and an accumulated deficit of $9,093,629. Currently, we are executing our business plan and marketing strategy on a limited basis and continue to sustain an operating deficit. As such, our ability to obtain additional financing may be substantially limited. If sufficient financing is not available or obtainable as and when needed, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment. We currently do not have any financing arrangements in place and there are no assurances that we will be able to acquire financing on acceptable terms or at all.

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

ITEM 2. PROPERTIES.

Principal executive offices:

Harbour Financial Center

2401 PGA Boulevard, Suite 280-B

Palm Beach Gardens, FL 33410

Telephone number is: (561) 420-0380

This location is the office of our President, Gary R. Smith

We currently do not own any real property.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any legal proceedings and, to our knowledge no such proceedings are pending, threatened or contemplated.

ITEM 4. MINING SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “RCGP”.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of February 28, 2015, there were 79 registered holders of record of our common stock. Some stockholders may hold their shares on deposit with brokers or investment bankers in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the twelve months ended February 28, 2015, the Company issued 32,005,054 shares of common stock upon the conversion of debt and accrued interest, for an aggregate value of $215,150.

During the twelve months ended February 28, 2015, the Company issued 3,740,000 shares of common stock as compensation for services for a value of $19,524.

ITEM 6. SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

PLAN OF OPERATION

The Radiant Creations Group, Inc., formerly known as Nova Mining Corporation (the “Company”) was incorporated in Nevada on December 29, 2005. From their inception through June 20, 2013, the Company's principal business activity was the acquisition and exploration of mineral resources. On June 20, 2013, following a change of control and subsequent acquisition of an exclusive license agreement, certain assets and processes to innovative technologies in skin protection and enhancement, which consist of various proprietary products including an anti-aging and revitalizing skin cream generally under the "Radiant Creations" label, the Company changed its principal business to the development and marketing of unique and proprietary scientific technologies and cosmetic and over-the-counter personal enhancement products and devices.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

GOING CONCERN QUALIFICATION

From December 29, 2005 (Inception) to February 28, 2015, we have suffered cumulative losses in the amount of $9,093,629. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through sales of our product, common stock issuances, related party loans, outside party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, we do not have any financing arrangements currently in place and there can be no assurance that we will be able to obtain sufficient financing when needed. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.

There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

At February 28, 2015, we had $15,293 in cash assets, $1,403,100 in liabilities, and an accumulated deficit of $9,093,629.  See “Liquidity and Capital Resources”

LIQUIDITY AND CAPITAL RESOURCES

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

Regardless of whether or not our cash assets prove to be adequate to meet our operational needs, we may seek to compensate providers of services by issuances of our common stock in lieu of cash.

At February 28, 2015, we had $15,293 in cash assets, $1,403,100 in liabilities, and an accumulated deficit of $9,093,629. Our primary source of liquidity has been from sale of our product, issuance of restricted common shares, loans from shareholders and loans from outside parties.  As of February 28, 2015, the Company owed $1,642,395 in notes and related interest and $124,237 in related party advances loaned to the company.

Net cash used in operating activities was $255,764 during the year ended February 28, 2015.

Net cash used in investing activities was $1,767 during the year ended February 28, 2015.

Net cash provided by financing activities was $151,949 during the year ended February 28, 2015.

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

YEAR ENDED FEBRUARY 28, 2015 COMPARED TO THE YEAR ENDED FEBRUARY 28, 2014

NET LOSS FROM OPERATIONS

The Company had net loss of $4,240,554 for the year ended February 28, 2015 as compared to a net loss of $3,816,952 for the year ended February 29, 2014.

REVENUE AND COST OF SALES

The Company had $526,652 in revenues for the fiscal year ended February 28, 2015 and $648,678 for the fiscal year ended February 28, 2014. Revenues earned for the period were related to the sale of our Revivasol Anti-Aging Skin Care Creme. Sales decreased as a result of the increasingly difficult merchant processing environment reflected in our inability to increase revenues year over year. Cost of sales for the fiscal years ended February 28, 2015 and 2014 were $64,603 and $112,440, respectfully.

Cost of sales for the twelve months ended February 28, 2015 and 2014 was $64,603 and $112,440, respectively. The decrease is a direct result of our decreased sales volume and better product sourcing of the primary ingredient of our product.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $1,358,075, from $2,795,110 in the year ended February 28, 2014, to $4,153,185 in the year ended February 28, 2015.  The increase is largely attributed to stock based compensation expense. Operating expenses primarily consist of advertising and marketing, investor relations, merchant processing fees, office administration, staff compensation, executive compensation, professional and regulatory fees and stock compensation expenses.

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

Executive compensation expenses primarily consist of compensation to corporate executives. For the year ended February 28, 2015, there has been $39,500 in executive compensation paid in cash.

Professional and regulatory fees primarily consist of auditor fees, patent attorney, corporate attorney and SEC attorney fees.

Stock compensation expense recorded for the twelve months ended February 28, 2015 was $3,212,910 and reflects the fair value of employee stock options vested and stock issued as compensation for services. For the twelve months ending February 28, 2014, stock compensation expense was $10,000 and was issued for services rendered.

COMMON AND PREFERRED STOCK

We are authorized by our Amended and Restated Articles of Incorporation and our Additional Articles of Incorporation to issue an aggregate of 1,000,000,000 shares of capital stock, of which 900,000,000 are shares of common stock, par value $0.00001 per share (the “Common Stock”) and 100,000,000 are shares of preferred stock (the “Preferred Stock”), par value $0.00001 per share.  As of February 28, 2015, 70,016,390 shares of Common Stock were issued and outstanding and there were 79 shareholders of our Common Stock. As of February 28, 2015, there were 1,000,000 Series A – Super Voting Control shares outstanding and 20,000,000 Series B shares of Preferred Stock issued and outstanding.

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

MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

June 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Radiant Creations Group, Inc.

We have audited the accompanying consolidated balance sheet of Radiant Creations Group, Inc. as of February 28, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. Radiant Creations Group, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Radiant Creations Group, Inc.’s internal control over financial reporting as of February 28, 2015 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radiant Creations Group, Inc. as of February 28, 2015 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D. Brooks and Associates CPA’s, P.A

D. Brooks and Associates CPA’s, P.A
West Palm Beach, FL
June 15, 2015

D. Brooks and Associates CPA’s, P.A. 319 Clematis Street Suite 318, West Palm Beach, FL 33401 - (561) 429-6225

THE RADIANT CREATIONS GROUP, INC. CONSOLIDATED BALANCE SHEETS

	February 28,	February 28,
	2015	2014
ASSETS
Cash	$15,293	$120,875
Accounts receivable	—	51,045
Accounts receivable reserve	75,447	72,182
Prepaid expenses and other assets	15,150	8,410
Inventory	39,752	64,701
Total current assets	145,642	317,213

Fixed assets, net of depreciation	8,935	8,968

Total assets	$154,577	$326,181

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$13,100	$16,828
Accrued interest	171,908	74,358
Notes payable - related party	124,237	65,650
Convertible notes payable, current portion	596,515	513,500
Notes payable	135,000	95,000
Derivative liabilities	130,103	—
Total current liabilities	1,170,863	765,336

LONG-TERM LIABILITIES:
Convertible notes payable, net of discounts and current portion	192,237	730,448
Notes payable	40,000	—
Total long-term liabilities	232,237	730,448

Total liabilities	1,403,100	1,495,784

DEFICIT
Series A Preferred at $0.00001 par value, 1,000,000 shares authorized, 1,000,000 and -0- issued and outstanding, respectively	10	—
Series B Preferred at $0.00001 par value, 100,000,000 shares authorized, 20,000,000 and -0- issued and outstanding, respectively	200	—

Common stock at $0.00001 par value: 900,000,000 shares authorized, 70,016,390 and 54,271,336 shares issued and outstanding, respectively	700	543

Additional paid-In capital	7,812,010	3,650,743

Accumulated deficit	(9,093,629)	(4,820,889)
Total Radiant stockholder deficit	(1,280,709)	(1,169,603)

Non-controlling interest in subsidiary	32,186	—

Total Deficit	(1,248,523)	(1,169,603)

TOTAL LIABILITIES AND DEFICIT	$154,577	$326,181

The accompanying notes are an integral part of these consolidated financial statements

THE RADIANT CREATIONS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	February 28, 2015	February 28, 2014

REVENUES	$526,652	$648,678

COST OF SERVICES	64,603	112,440

GROSS PROFIT	462,049	536,238

Operating Expenses:
General and administrative expenses (includes stock based compensation of $3,212,910 and $10,000, respectively)	4,147,709	1,412,837
Depreciation	1,800	1,050
Inventory write-off	3,676	31,223
License write-off	—	1,000,000
Other intangibles write-off	—	350,000
Total operating expenses	4,153,185	2,795,110

Operating loss	(3,691,136)	(2,258,872)

Other Income (Expense):
Interest expense	(628,110)	(1,277,320)
Bad debt recovery	195,534	—
Loss on purchase of intellectual property from related party	(726,400)	—
Gain/(loss) on derivative liabilities	609,558	(280,760)
Total other expense, net	(549,418)	(1,558,080)

LOSS FROM OPERATIONS	$(4,240,554)	$(3,816,952)

LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARY	$32,186	$—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,272,740)	$(3,816,952)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.08)	$(0.09)

Weighted Common Shares Outstanding
- Basic and Diluted	50,286,581	41,420,314

The accompanying notes are an integral part of these consolidated financial statements

THE RADIANT CREATIONS GROUP, INC.
CONSOLIDATED STATEMENT OF DEFICIT

	Preferred Shares		Par Value	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity Deficiency
	Series A	Series B

Balance as of February 28, 2013	-	-	$-	30,000,000	300	132,750	(1,003,937)	-	(870,887)

Issuance of Common Stock for Cash	-	-	-	20,657,439	207	1,388,493	-	-	1,388,700

Issuance of Common Stock as Compensation	-	-	-	200,000	2	9,998	-	-	10,000

Capital contribution	-	-	-	-	-	2,000	-	-	2,000

Issuance of Common Stock for Acquisition of Assets	-	-	-	7,545,788	75	944,455	-	-	944,530

Excess of FV Over Assets Acquired	-	-	-	-	-	564,628	-	-	564,628

Common stock issued for conversion of debt	-	-	-	3,413,897	34	204,370	-	-	204,404

Reclassification of derivative to additional paid in capital upon conversion of debt	-	-	-	-	-	1,433,974	-	-	1,433,974

Common stock repurchased	-	-	-	(7,545,788	(75)	(1,029,925)	-	-	(1,030,000)

Net Loss for the year	-	-	-	-	-	-	(3,816,952)	-	(3,816,952)

Balance as of February 28, 2014	-	-	$-	54,271,336	$543	$3,650,743	$(4,820,889)	$-	$(1,169,603)

Common stock issued for conversion of debt	-	-	-	32,005,054	320	214,830	-	-	215,150

Common stock issued for services	-	-	-	3,740,000	37	19,487	-	-	19,524

Reclassification of derivative to additional paid in capital upon conversion of debt	-	-	-	-	-	107,172	-	-	107,172

Cancellation of common stock	-	-	-	(20,000,000	(200)	200	-	-	-

Stock based compensation	-	-	-	-	-	3,193,006	-	-	3,193,006

Preferred stock issued	1,000,000	20,000,000	210	-	-	476,190	-	-	476,400

Issuance of common stock of subsidiary	-	-	-	-	-	150,382	-	-	150,382

Net loss for the year	-	-	-	-	-	-	(4,272,740)	32,186	(4,240,554)

Balance as of February 28, 2015	1,000,000	20,000,000	$210	70,016,390	$700	$7,812,010	$(9,093,629)	$32,186	$(1,248,523)

The accompanying notes are an integral part of these consolidated financial statements

THE RADIANT CREATIONS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	February 28, 2015	February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,240,554)	$(3,816,952)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	1,800	1,050
Loss on purchase of intellectual property from a related party	726,400	—
(Gain)/Loss on derivative liabilities	(609,558)	280,760
Amortization of debt discounts	618,110	1,153,214
Default interest added to convertible notes payable	10,000	—
Excess fair value of asset purchase- compensation	—	564,628
Stock based compensation	3,212,910	10,000
Write off of inventory	3,676	31,223
Write off of intangible asset	210	1,350,000
Bad debt recovery	(195,534)	—
Changes in operating assets and liabilities:
Inventory	24,949	(31,394)
Accounts receivable	51,045	(51,045)
Reserves	(3,265)	(72,182)
Prepaid expenses and other current assets	(6,740)	(8,410)
Accounts payable and accrued interest	150,786	146,568

NET CASH USED IN OPERATING ACTIVITIES	(255,764)	(442,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(1,767)	(10,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash borrowings from convertible debt	110,440	143,500
Cash payments on convertible debt	(31,000)	—
Cash borrowings from related parties	12,493	153,250
Cash payments on related party debt	(129,986)	(87,600)
Cash borrowings from notes payable	50,000	—
Cash payments on notes payable	(10,000)	(5,000)
Capital contribution	—	2,000
Cash proceeds from sale of common stock of subsidiary	150,002	—
Cash paid for the repurchase of common shares	—	(1,030,000)
Cash proceeds from issuance of common shares	—	1,388,700

NET CASH PROVIDED BY FINANCING ACTIVITIES	151,949	564,850

NET CHANGE IN CASH	(105,582)	112,292

Cash at Beginning of Year	120,875	8,583

Cash at End of Year	$15,293	$120,875

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$42,250	$21,769
Cash paid for income taxes	$—	$—

NON-CASH FINANCING AND INVESTMENT ACTIVITIES:
Acquisition of Assets from The Renewable Corp.	$—	$1,509,158
Debt discount	$507,211	$24,514
Conversion of convertible debt and accounts payable to common shares	$215,150	$204,404
Reclassification of derivative to additional paid in capital	$107,172	$1,433,974
Assignment and modification of notes payable	$—	$900,448
Issuance of preferred stock in exchange for common stock	$476,400	$—

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

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Non-controlling interest in consolidated financial statements

Accounting guidance on non-controlling interests in consolidated financial statements requires that a non-controlling interest in the equity of a subsidiary be accounted for and reported as equity and provides revised guidance on the treatment of net income and losses attributable to the non-controlling interest and changes in ownership interests in a subsidiary. The revised guidance requires additional disclosures that identify and distinguish between the interests of the controlling and non-controlling owners.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the valuation of stock-based compensation and derivative liabilities.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis.

As February 28, 2015:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Embedded conversion derivative liability	$—	$—	$130,103	$130,103

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.

Inventory

Inventory consists of finished goods and is valued at the lower of cost or market value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts.

Property and Equipment

Property and equipment are stated at cost, net of depreciation provided by use of a straight-line method over the estimated useful lives of the assets, of five years. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable.

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the twelve months ended February 28, 2015, the number of potentially dilutive shares consisted of 124,488,800,000 shares underlying convertible debt as well as options to acquire 38,050,000 shares. For the twelve months ended February 28, 2014, the number of potentially dilutive shares consisted of 124,394,800,000 shares underlying convertible debt. For the years ended February 28, 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Related parties

The Company follows subtopic ASC 850, Related Party Disclosure, for the identification of related parties and disclosure of related party transactions.

Revenue Recognition

The Company follows guidance under ASC 605, Revenue Recognition, in determining when to report income from operations. The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Revenue recognized by the Company normally occurs upon shipment of our product to the customer.

Cost of Revenue

Amounts recorded as cost of revenue relate to direct expenses incurred in order to fulfill orders of our products. Such costs are recorded as incurred. Our cost of revenue consists primarily of the cost of product; payment processing fees; and the cost of product samples.

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

Advertising

The Company follows guidance found under ASC 340, Other Assets and Deferred Costs, and ASC 720-35, Other Expenses – Advertising Costs, when discerning whether advertising costs should be capitalized or expensed as incurred. Although U.S. GAAP permits the allocation of advertising costs across interim periods within a fiscal year when future periods benefit from the expenditure, the Company’s policy is to expense advertising costs as incurred to eliminate the uncertainty in estimating overall expected sales volumes, advertising expenses, and the benefit period of the advertising on an interim basis due to the immateriality and nature of those costs at this time.

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

Share-based expense for the twelve month periods ending February 28, 2015and 2014 was $3,212,910 and $10,000, respectively.

Income Taxes

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company follows the provisions of Accounting for Uncertainty in Income Taxes, which clarified the accounting for uncertainties in tax positions and required that the Company recognizes in its financial statements the impact of an uncertain tax position, if that position has more likely than not chance of not being sustained on audit, based on technical merits of that position.

The Company is subject to the United States federal and state income tax examinations by the tax authorities for the 2014, 2013, and 2012 tax years.

Recently issued accounting pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

In January 2015, FASB issued Accounting Standards Update (ASU) No. 2015-01 Income Statement—Extraordinary and Unusual Items. This Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification: 1. Unusual Nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates. 2. Infrequency of Occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

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

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has a working capital deficit of $1,025,221 and has incurred net losses since inception. The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing its marketing and business plans and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 –Notes Payable

Notes payable – third parties

The Company has two notes with outstanding balances as of February 28, 2015 of $75,000 and $10,000 which are subject to annual interest of 15% and matured on November 29, 2014 and January 31, 2015, respectively.

In July 2014, the Company issued a note payable in the amount of $40,000 for cash. The note matures in 36 months and accrues interest at an annual rate of 10%, payable quarterly.

In October 2014, the Company issued a demand note in the amount of $50,000 for cash. The note is due on demand and accrues interest at an annual rate of 12%.

Notes payable - related parties

On various dates in 2013, the Company received advances from a corporate officer of $43,250. The advances were non-interest bearing and due on demand. These advances were fully paid as of February 28, 2015.

On February 3, 2014, the Company received an advance from a corporate officer of $50,000. The note was subject to annual interest of 15% and matured on February 28, 2015. As of February 28, 2015, the note was paid in full.

In July 2014, the Company issued a note payable in the aggregate amount of $250,000 for the purchase of intellectual property from a commonly owned entity. Because of the common ownership, the intellectual property was not marked to fair value and the Company recognized a loss for the amount of the notes, which is included in loss on acquisition of intellectual property from a commonly controlled entity on the consolidated statements of operations. The note is non-interest bearing, matures in 24 months from issuance, and requires principal payments of at least $25,000 every 180 days. As of February 28, 2015, the outstanding balance of the note was $116,337.

In September 2014, the Company issued a note in the amount of $7,900 for cash. The note is payable in two years from issuance, and accrues interest, payable monthly, at an annual rate of 10%. The balance of the note is $7,900 as of February 28, 2015 and 2014.

NOTE 4 – Convertible Notes Payable

Note Date	Maturity Date	Face Amount	Eligible for Conversion	Conversion Date	Amounts Converted / Cash Paid*	Balance Outstanding
05/21/2013	09/20/2016	$900,448	06/15/2013	N/A 09/19/2013 11/20/2013	$31,000* $100,000 $70,000	$869,448 $769,448 $699,448
06/27/2013	- $100,000 due 12/12/2014 -$270,000 no due date	370,000	06/27/2013	-	-	$370,000
11/19/2013	08/21/2014	$78,500 $10,000 Default	05/19/2014	06/13/2014 07/01/2014 07/11/2014 07/21/2014 11/19/2014 12/01/2014 12/12/2014 12/16/2014 01/23/2015	$12,000 $12,000 $15,000 $19,500 $7,235 $5,635 $6,395 $5,780 $4,955	$66,500 $54,500 $39,500 $20,000 $30,000 $22,765 $17,130 $10,735 $4,955 $ -0-
12/17/2013	09/21/2014	$32,500 $16,250 Default	06/15/2014	N/A 02/02/2015 02/05/2015	$4,430 $6,030	$32,500 $48,750 $44,320 $38,290
01/27/2014	10/29/2014	$32,500 $16,250 Default	07/26/2014	-	-	$32,500 $48,750
07/08/2014	04/09/2015	$21,150 $10,575 Default	01/04/2015	-	-	$21,150 $31,725
09/03/2014	06/05/2015	$32,500 $16,250 Default	03/03/2015	-	-	$32,500 $48,750
09/10/2014	09/10/2016	$35,000	09/10/2014	-	-	$35,000
01/12/2015	10/14/2015	$16,000 $8,000 Default	07/11/2015	-	-	$16,000 $24,000
Totals		$1,595,923	-	-	$299,960	$1,295,963

Convertible notes payable – third parties

In 2013, the Company issued convertible notes to a third party aggregating $900,448 which are subject to annual interest of 10% and are convertible at a fixed rate of $0.003 per share and matures on September 20, 2015. Principal cash payments on these notes during the twelve months ended February 28, 2015 amounted to $31,000. As disclosed above, this note was deemed tainted on the date that the other convertible notes became convertible on May 18, 2014. A derivative liability of $252,313 was recorded as a debt discount and amortized over the term of the note. The principle balance of the note was $699,448 as of February 28, 2015.

As of February 28, 2015, the Company owed convertible notes totaling $370,000 to third parties including accrued interest of another $4,041. Interest is 10% annually and is to be paid currently. The notes may be converted at the option of the Holder at a fixed rate of $0.075 per share. As disclosed above, these notes were deemed tainted on the date that the other note became convertible on May 18, 2014. A net derivative liability of $148,771 was recorded as a debt discount to be amortized over the terms of the notes. The principle balance of the notes as of February 28, 2015 was $370,000 whereby $100,000 matured on December 12, 2014 and the remaining balance of $270,000 is due on demand.

On November 19, 2013, the Company signed a convertible note agreement with a third party in which the party loaned $78,500 subject to annual interest of 8%. The note matured on August 21, 2014 and was convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On May 18, 2014, the note became convertible and the embedded conversion option required derivative accounting for the variable conversion rate. On May 18, 2014, a derivative liability of $64,146 was recorded as a debt discount and amortized over the term of the note. The embedded conversion option of the note also tainted the other outstanding convertible notes. During the twelve months ended February 28, 2015, the lender converted $78,500 in principle and $10,000 in default interest in exchange for 10,540,476 shares of common stock and the note has been paid in full.

On December 17, 2013, the Company signed a convertible note agreement with a third party in which the party loaned $32,500 subject to annual interest of 8%. The note matured on September 21, 2014 and is convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On June 25, 2014, the note became convertible and the embedded conversion option required derivative accounting for the variable conversion rate. On June 25, 2014, a derivative liability of $25,723 was recorded as a debt discount and amortized over the term of the note. The embedded conversion option of the note also tainted the outstanding convertible notes. On December 1, 2014, default interest in the amount of $16,250 was added to the principle balance of the note. During the twelve months ended February 28, 2015, the lender converted $10,460 in principle in exchange for 8,716,667 shares of common stock. The principle balance of the note was $38,290 as of February 28, 2015.

On January 27, 2014, the Company signed a convertible note agreement with a third party in which the party loaned $32,500 subject to annual interest of 8%. The note matured on October 29, 2014 and is convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On July 26, 2014, the note became convertible and the embedded conversion option required derivative accounting to the variable conversion rate. On July 26, 2014, a derivative liability of $23,228 was recorded as a debt discount and amortized over the term of the note. The embedded conversion option of the note also tainted the outstanding convertible notes. During the three months ended February 28, 2015, default interest of $16,250 was added to the principle balance of the note and an additional derivative liability of $11,014 was recorded. The principle balance of the note was $48,750 as of February 28, 2015.

On July 8, 2014, the Company signed a convertible note agreement with a third party in which the party loaned $21,150 subject to annual interest of 8%. The note matures on April 9, 2015 and is convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On January 4, 2015, the note became convertible and the embedded conversion option required derivative accounting to the variable conversion rate. On January 4, 2015, a derivative liability of $11,138 was recorded as a debt discount to be amortized over the term of the note. The embedded conversion option of the note also tainted the outstanding convertible notes. During the three months ended February 28, 2015, default interest of $10,575 was added to the principle balance of the note and an additional derivative liability of $7,136 was recorded. The principle balance of the note as of February 28, 2015 was $31,275.

On September 3, 2014, the Company signed a convertible note agreement with a third party in which the party loaned $32,500 subject to annual interest of 8%. The note matures on June 5, 2015 and is convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On March 2, 2015, the note became convertible and the embedded conversion option will require derivative accounting due to the variable conversion rate. During the three months ended February 28, 2015, default interest of $16,250 was added to the principle balance of the note and an additional derivative liability of $9,264 was recorded. The principle balance of the note as of February 28, 2015 was $48,750.

On September 9, 2014, the Company executed a $200,000 Convertible Promissory Note bearing interest on the unpaid balance at the rate of 12% on the original principal amount. The principle amount due on the note shall be prorated based upon the consideration actually received by the Company, plus an approximate 10% original issue discount that is prorated based upon the consideration actually received as well as any other interest or fees. Under the terms of the note, the Company is not required to repay any unfunded portion of the note. The Maturity Date is two years from the Effective Date of each payment and is the date upon which the principal sum of this Note, as well as any unpaid interest and other fees, shall be due and payable. The conversion price is the lesser of $0.045 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The balance of the note as of February 28, 2015 is $35,000.

On January 12, 2015, the Company signed a convertible note agreement with a third party in which the party loaned $16,000 subject to annual interest of 8%. The note matures on October 14, 2015 and is convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On July 11, 2015, the note became convertible and the embedded conversion option required derivative accounting to the variable conversion rate. During the three months ended February 28, 2015, default interest of $8,000 was added to the principle balance of the note and an additional derivative liability of $4,636 was recorded. The principle balance of the note as of February 28, 2015 was $24,000.

During the twelve months ended February 28, 2015, the Company entered into convertible liabilities with certain individuals (referred to as the "the Holders"), the Company/Holders/Debtors assigned, converted, and issued Convertible Liability (the “Convertible Liability" or “Liability”) with a $240,000 principal amount. The Liability bear an interest rate of 0% per annum and no maturity date under to a Settlement and Stipulation Agreement; and Court Ordered Approval Document, the Holder has the right to convert all or any part of the outstanding and unpaid principal into shares of the Company’s common stock. On October 2016, 2014, the US Court ordered approval of the liability triggered derivative treatment. The Holders have the right from and after the court ordered dated, and until any time until the Liability is fully paid, to convert any outstanding and unpaid principal portion of the Liability, into fully paid and non-assessable shares of Common Stock. The Convertible Liability is convertible at variable conversion prices at 55% of lowest trading prices over 15 trading days with no reset provisions. The Company recorded an initial derivative liability and expense of $253,401. In October 2014, the holder of the note agreed to consider the note cancelled in exchange for consideration of $19,524. In October and November 2014, the Company issued 3,740,000 shares of common stock for a value of $19,524, thereby satisfying the terms of the cancellation of the note.

Amortization expense on the debt discounts for the twelve months ended February 28, 2015 amounted to $618,110 and notes are carried at $788,752, net of unamortized discounts of $507,211. For the twelve months ended February 28, 2014, amortization expense on debt discounts was $1,153,214 and notes were carried at $1,164,231, net of unamortized discounts of $79,717.

NOTE 5– Derivative Liabilities

The Company records the fair value of the of the conversion features of the convertible notes disclosed in Note3 and 4 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative liability was calculated using a multi-nominal lattice model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. During the twelve months ended February 28, 2015, the Company recorded a gain on the change in fair value of derivative liability of $376,332.

The following table summarizes the changes in the derivative liability during the twelve months ended February 28, 2015:

Balance as of February 28, 2014	$ -0-
Fair value of embedded conversion derivative liability at issuance	846,833
Reclassification of derivatives upon conversion of convertible debt	(107,172)
Unrealized derivatives gains included in other expense	(609,558)
Ending balance as of February 28, 2015	$ 130,103

The fair value of the instruments was determined using multinomial lattice model based on the following assumptions:

-	The projected volatility curve for each valuation period was based on the historical volatility of the Company and ranged from 191% to 198%.

-	An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10%,

-	The monthly trading volume would average $175,000 to $136,000 and would increase at 1% per month. The variable conversion price of 58% of ask-bid or close prices over 10 trading days have an effective discount rates of 42.42%,

-	The variable conversion price of the lesser of: (i) $0.045, or (ii) 60% of the lowest trade price over 25 trading days would have an effective discount rates of 47.92% to 47.64%

-	The Note Holders would automatically convert fixed and variable conversion prices (with full ratchet resets) the notes at the stock price for the convertible Note if the registration was effective and the Company was not in default, and conversion price reset events are assumed every 3 months.

NOTE 6 – Equity

During the twelve months ended February 28, 2014, the Company sold 20,657,439 common shares for proceeds of $1,388,700.

During the twelve months ended February 28, 2014, the Company issued 200,000 common shares for services valued at $0.05 per share.

During the twelve months ended February 28, 2014, the former CEO paid $2,000 for expensed on behalf of the Company. This transaction has been accounted for as a contribution of capital.

During the twelve months ended February 28, 2014, the Company repurchased 7,545,788 common shares from The Renewable Corporation in exchange for cash of $1,030,000.

During the twelve months ended February 28, 2014, the Company issued 2,933,333 common shares for the conversion of debt of $170,000 at a conversion rate of $0.05 per share.

During the twelve months ended February 28, 2014, the Company issued 480,564 common shares to a related party for the conversion of accounts payable at conversion rates between $0.05 and $0.095.

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

Except as specifically provided, the Series B Preferred Stock shall, with respect to rights on redemption and rights on liquidation, winding up and dissolution, rank senior to (i) all classes of Common Stock, $0.00001 par value per share, of the Company (the “Common Stock”) and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the Holder(s) of Series B Preferred Stock). All other provisions remain paripassu as to the Company's common stock.

The Company estimated the fair value of the 20,000,000 shares of common stock based on the trading price on date of the exchange, and the fair value of the preferred stock using a probability weighted expected return method (PWERM) and recorded expense equal to the excess of the fair value of the preferred stock over the common stock of $476,400, which is included in loss on acquisition of intellectual property from a commonly controlled entity on the condensed consolidated statements of operations.

During the twelve months ended February 28, 2015, the Company issued 32,005,054 shares of common stock upon the conversion of debt, for an aggregate value of $215,150. (see Note 5)

During the twelve months ended February 28, 2015, the Company issued 3,740,000 shares of common stock as compensation for services for a value of $19,524.

During the twelve months ended February 28, 2015, the Company granted 38,050,000 options to employees and directors with a term of 5 years and are exercisable at prices ranging from $0.098 to $0.127 per share. 10,000,000 options vested immediately while the remaining 28,050,000 options vest at a rate of 33% on the grant date, 33% one year from the grant date and the remaining 33% two years from the grant date. The fair value of the options was determined using a Black Scholes model. The total grant date fair value of the options amounted to $4,502,234 of which $3,193,006 was recorded as stock compensation expense during the twelve months ended February 28, 2015.

Stock compensation expense totaled $3,212,910 for the twelve months ended February 28, 2015.

The assumptions used in the Black Scholes valuations include:

-	Volatility: 188% to 288%

-	Risk-free interest rate: 0.38% to 0.94%

-	Zero expected dividends

-	Expected term is the simplified method

-	Exercise prices are based on option agreements

-	Common stock price on the valuation date

The following tables summarize the Company’s stock options and warrants activity during the twelve months ended February 28, 2015:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Exercisable	Weighted Average Remaining Life
Balance, February 28, 2014	-	$-
Granted	38,050,000	0.11
Expired	-	-
Exercised	-	-
Balance, February 28, 2015	38,050,000	$0.11	$ -	28,050,000	4.29

Expected future expense related to the expected vesting of options is $455,529.

Note 7 – Income Tax Provision

Deferred Tax Assets

At February 28, 2015, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $9,431,893 that may be offset against future taxable income through 2035. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $3,092,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $1,452,732 and $1,139,172 for the years ended February 28, 2015 and 2014, respectively.

Components of deferred tax assets are as follows:

	Feb 28, 2015	Feb 28, 2014
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$3,091,834	$1,639,102

Less valuation allowance	(3,091,834)	(1,639,102)

Deferred tax assets, net of valuation allowance	$—	$—

Income Tax Provision

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the Fiscal Year Ended February 28, 2015	For the Fiscal Year Ended February 28, 2014

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

NOTE 8 – Commitments and Contingencies

Litigation

The Company may become involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, except as discussed herein, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity. As of February 28, 2015, the Company is not involved in any material legal matters.

NOTE 9 – Related Party Transactions

In July 2014, the Company issued a note payable in the aggregate amount of $250,000 for the purchase of intellectual property from a commonly owned entity. Because of the common ownership, the intellectual property was not marked to fair value and the Company recognized a loss for the amount of the notes, which is included in loss on acquisition of intellectual property from a commonly controlled entity on the consolidated statements of operations. The note is non-interest bearing, matures in 24 months from issuance, and requires principal payments of at least $25,000 every 180 days. As of February 28, 2015, the outstanding balance as of the note was $116,337.

In September 2014, the Company issued a note in the amount of $7,900 for cash. The note is payable in two years from issuance, and accrues interest, payable monthly, at an annual rate of 10%. The balance of the note is $7,900 as of February 28, 2015 and 2014.

NOTE 10 - Subsequent Events

On various dates, the Company repaid principle on a third party convertible note in the amount of $38,290 in exchange for 39,750,796 shares of common stock and the note was paid in full as of March 31, 2015.

In May 2015, a third party convertible note holder converted $48,750 in principle in exchange for 54,275,893 shares of common stock and the note was paid in full as of May 1, 2015.

In May 2015, a third party convertible note holder converted $11,705 in principle in exchange for 38,369,856 shares of common stock.

On various dates, the Company repaid principle on a third party convertible note in the amount of $35,000 in exchange for 59,655,167 shares of common stock and the note was paid in full as of May 15, 2015.

On May 18, 2015, a third party lender converted $3,500 in principle in exchange for 18,396,233 shares of common stock.

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

On February 28, 2015, our President and Chief Executive Officer, Gary R. Smith,  reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report, February 28, 2015, and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On February 28, 2015, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended February 28, 2015 on May 12, 2014 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the following:

•	Lack of proper segregation of duties
•	Lack of a formal review process that includes multiple levels of review
14

Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

Our independent public accountant, D. Brooks & Associates CPAs, P.A., has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, D. Brooks & Associates CPAs, P.A. expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal year as covered by this report on February 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is a brief description of the background and business experience of our current officers and directors as of the current date of filing. The following table sets forth the name and positions of our executive officers and directors as of the year ended February 28, 2015.

Name	Age	Positions
Gary R. Smith	62	Chief Executive Officer, President and Director

Manpreet Singh Thaper	39	Chief Operating Officer and Director

Gary D. Alexander	62	Chief Financial Officer, Corporate Secretary and Director

Michael S. Alexander	26	Vice President of Corporate Finance

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

SIGNIFICANT EMPLOYEES

As of the fiscal year ended February 28, 2015, the Company has four significant employees:

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

AUDIT COMMITTEE FINANCIAL EXPERT

As of the fiscal year ended February 28, 2015 Gary D. Alexander was the Company’s CFO acted as a member of our audit committee. Mr. Alexander meets the definition of an "audit committee financial expert."

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

16(a). Based solely on our review of such reports received by us, no other reports were required for those persons. We believe that, during the year ended February 28, 2015 all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

For the Company’s fiscal year ended February 28, 2015, the Company has not paid compensation to Gary R. Smith, Manpreet Singh Thaper, or Gary D. Alexander and paid $39,500 in compensation Michael S. Alexander for services rendered as our officers and/or directors throughout the year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

On September 25, 2013 Management authorized and created the Radiant Creations 2013 Incentive Stock Option “Plan” authorizing 50,000,000 options for 50,000,000 shares of common stock to be issued to officers, directors, significant employees, advisors and consultants. As of February 28, 2015, there were 38,050,000 options outstanding of which 28,050,000 are exercisable and 11,950,000 are available for issuance under the Plan.

On December 3, 2013, the Board of Directors granted incentive stock options as follows:

• Gary R. Smith, CEO	6,000,000
• Gary D. Alexander, CFO	6,000,000
• Michael S. Alexander, VP of Corporate Finance	3,000,000
• Other Employees, Independent Directors and Advisors	23,050,000
Total stock options granted:	38,050,000

At February 28, 2015, no options have been exercised.

EMPLOYMENT CONTRACTS

On March 1, 2014 and effective March 3, 2014, the Board of Directors authorized and executed employment agreements for significant employees including:

• Gary R. Smith, CEO and President*	$156,000 annually Effective date – March 3, 2014
• Manpreet Singh Thaper (Payscout, Inc.)*	$156,000 annually Effective date – March 3, 2014
• Gary D. Alexander, CFO and Corporate Secretary*	$156,000 annually Effective date – March 3, 2014
*As of February 28, 2015, all compensation has been waived.

• Michael S. Alexander. VP of Corporate Finance	$ 78,000 annually Effective date – December 2, 2013

Other terms and conditions of the agreements are standardized and customary within recognized corporate policies and practices.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

On September 25, 2013 Management authorized and created the Radiant Creations 2013 Incentive Stock Option Plan authorizing 50,000,000 options for 50,000,000 shares of common stock to be issued to officers, directors, significant employees, advisors and consultants.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 28, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Preferred Stock	Percentage of Preferred Stock	Number of Shares of Common Stock*	Percentage of Common Stock*
5% SHAREHOLDERS (i)
Series A Preferred Super-voting control, non-convertible	BioDynamic Molecular Technologies, LLC Palm Beach Gardens, FL	1,000,000	100%	-	-
Preferred Series B –non-convertible (As of February 28, 2015)	BioDynamic Molecular Technologies, LLC Beneficial Owners: Gary R. Smith, CEO - 10,000000 Shares. Gary D. Alexander, CFO - 5,000,000 Shares Michael S. Alexander, VP - 5,000,000 Shares Palm Beach Gardens, FL	20,000,000	100%	-	-
Common Stock (As of February 28, 2015)	BioDynamic Molecular Technologies, LLC Beneficial Owner: Private Investor Palm Beach Gardens, FL	-	-	5,000,000	Less than 5%
OFFICERS AND DIRECTORS (ii) (iii)
Common Stock (As of February 28, 2015)	N/A	-	-	-	N/A

* As of February 28, 2015 and May 19, 2014 there were 70,016,390 and 270,864,335 shares of common stock issued and outstanding respectively for The Radiant Creations Group, Inc.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 28, 2015.

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

During the year ended February 28, 2015, Gary R. Smith, CEO and Gary D. Alexander, CFO advanced the Company $40,000 and $36,000 respectively. As of February 28, 2015, these loans have been paid in full.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “RCGP”. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Gary R. Smith, Mr. Manpreet Singh Thaper and Mr. Gary D. Alexander acts as our directors and as our executive officers.

As such, as of February 28, 2015, the Company does not have independent directors as determined under NASDAQ Rule 4200(a)(15).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the fiscal years ended February 28, 2015 and February 28, 2014 for professional services rendered by the principal accountant D. Brooks & Associates, CPAs, P.A. for the audit of the Corporation's financial statements  in our Annual Reports on Form 10K and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows and income tax preparation services rendered by Koplas& Company, CPA, PA:

	Year Ended February 28, 2015	Year Ended February 28, 2014
Audit Fees	$51,555	$23,000
Audit- Related Fees	NIL	NIL
Tax Fees	NIL	1,250
All Other Fees	NIL	NIL
Total	$51,555	$24,250

PART IV

ITEM 15. EXHIBITS.

31	Section 302 Certification of Chief Executive Officer, President and Director
31	Section 302 Certification of Chief Financial Officer and Director
32	Section 906 Certification of Chief Executive Officer, President and Director
32	Section 906 Certification of Chief Financial Officer and Director
101*	Interactive Data Files for The Radiant Creations Group, Inc. 10K for the Period Ended February 28, 2015
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Extension Presentation Linkbase Document

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

Dated: June 15, 2015

By: /s/ Gary R. Smith

Gary R. Smith

Chief Executive Officer, President and Director

Date: June 15, 2015

By: /s/ Gary D. Alexander

Gary D. Alexander

Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

