Form 10-K/A
period 2015-02-28
RADIANT CREATIONS GROUP, INC.
filed 2015-06-18
CIK 1372184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-K /A

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

EXPLANATORY NOTE REGARDING THIS FILING

Radiant Creations Group, Inc. (“Radiant” or the “Company”) is filing this amended annual report on Form 10-K/A for the fiscal year ended February 28, 2015 in order to include additional disclosures in the Form 10-K originally filed on June 15, 2015 (the “Original 10-K”) related to prior year operations. No changes have been made to the financial statements presented in the Original 10K.

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

ITEM 1.BUSINESS OVERVIEW

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

ITEM 2.PROPERTIES.

Principal executive offices:

Harbour Financial Center

2401 PGA Boulevard, Suite 280-B

Palm Beach Gardens, FL 33410

Telephone number is: (561) 420-0380

This location is the office of our President, Gary R. Smith

We currently do not own any real property.

ITEM 3.LEGAL PROCEEDINGS.

We are not a party to any legal proceedings and, to our knowledge no such proceedings are pending, threatened or contemplated.

ITEM 4. MINING SAFETY DISCLOSURE

None.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

YEAR ENDED FEBRUARY 28, 2015 COMPARED TO THE YEAR ENDED FEBRUARY 28, 2014

NET LOSS FROM OPERATIONS

The Company had net loss of $4,240,554 for the year ended February 28, 2015 as compared to a net loss of $3,816,952 for the year ended February 28, 2014.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The Radiant Creations Group, Inc.
Palm Beach Gardens, Florida

We have audited the accompanying consolidated balance sheet of The Radiant Creations Group, Inc. and subsidiaries, (collectively, the “Company”), as of February 28, 2014, and the consolidated related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of February 28, 2014, and the results of their consolidated operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ D. Brooks and Associates CPA’s, P.A

D. Brooks and Associates CPA’s, P.A

West Palm Beach, FL

June 15, 2015

D. Brooks and Associates CPA’s, P.A. 319 Clematis Street Suite 318, West Palm Beach, FL 33401 - (561) 429-6225

THE RADIANT CREATIONS GROUP, INC. CONSOLIDATED BALANCE SHEETS
`
	February 28,	February 28,
	2015	2014
ASSETS
Cash	$15,293	$120,875
Accounts receivable	-	51,045
Accounts receivable reserve	75,447	72,182
Prepaid expenses and other assets	15,150	8,410
Inventory	39,752	64,701
Total current assets	145,642	317,213

Fixed assets, net of depreciation	8,935	8,968

Total assets	$154,577	$326,181

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$13,100	$16,828
Accrued interest	171,908	74,358
Notes payable - related party	124,237	65,650
Convertible notes payable, current portion	596,515	513,500
Notes payable	135,000	95,000
Derivative liabilities	130,103	-
Total current liabilities	1,170,863	765,336

LONG-TERM LIABILITIES:
Convertible notes payable, net of discounts and current portion	192,237	730,448
Notes payable	40,000	-
Total long-term liabilities	232,237	730,448

Total liabilities	1,403,100	1,495,784

DEFICIT
Series A Preferred at $0.00001 par value, 1,000,000 shares authorized, 1,000,000 and -0- issued and outstanding, respectively	10	-
Series B Preferred at $0.00001 par value, 100,000,000 shares authorized, 20,000,000 and -0- issued and outstanding, respectively	200	-

Common stock at $0.00001 par value: 900,000,000 shares authorized, 70,016,390 and 54,271,336 shares issued and outstanding, respectively	700	543

Additional paid-In capital	7,812,010	3,650,743

Accumulated deficit	(9,093,629)	(4,820,889)
Total Radiant stockholder deficit	(1,280,709)	(1,169,603)

Non-controlling interest in subsidiary	32,186	-

Total Deficit	(1,248,523)	(1,169,603)

TOTAL LIABILITIES AND DEFICIT	$154,577	$326,181

The accompanying notes are an integral part of these consolidated financial statements

THE RADIANT CREATIONS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	February 28, 2015	February 28, 2014

REVENUES	$526,652	$648,678

COST OF SERVICES	64,603	112,440

GROSS PROFIT	462,049	536,238

Operating Expenses:
General and administrative expenses (includes stock based compensation of $3,212,910 and $10,000, respectively)	4,147,709	1,412,837
Depreciation	1,800	1,050
Inventory write-off	3,676	31,223
License write-off	—	1,000,000
Other intangibles write-off	—	350,000
Total operating expenses	4,153,185	2,795,110

Operating loss	(3,691,136)	(2,258,872)

Other Income (Expense):
Interest expense	(628,110)	(1,277,320)
Bad debt recovery	195,534	—
Loss on purchase of intellectual property from related party	(726,400)	—
Gain/(loss) on derivative liabilities	609,558	(280,760)
Total other expense, net	(549,418)	(1,558,080)

LOSS FROM OPERATIONS	$(4,240,554)	$(3,816,952)

LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARY	$32,186	$—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,272,740)	$(3,816,952)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.08)	$(0.09)

Weighted Common Shares Outstanding
- Basic and Diluted	50,286,581	41,420,314

The accompanying notes are an integral part of these consolidated financial statements

THE RADIANT CREATIONS GROUP, INC.
CONSOLIDATED STATEMENT OF DEFICIT

	Preferred Shares		Par Value	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity Deficiency
	Series A	Series B

Balance as of February 28, 2013	-	-	$-	30,000,000	300	132,750	(1,003,937)	-	(870,887)

Issuance of Common Stock for Cash	-	-	-	20,657,439	207	1,388,493	-	-	1,388,700

Issuance of Common Stock as Compensation	-	-	-	200,000	2	9,998	-	-	10,000

Capital contribution	-	-	-	-	-	2,000	-	-	2,000

Issuance of Common Stock for Acquisition of Assets	-	-	-	7,545,788	75	944,455	-	-	944,530

Excess of FV Over Assets Acquired	-	-	-	-	-	564,628	-	-	564,628

Common stock issued for conversion of debt	-	-	-	3,413,897	34	204,370	-	-	204,404

Reclassification of derivative to additional paid in capital upon conversion of debt	-	-	-	-	-	1,433,974	-	-	1,433,974

Common stock repurchased	-	-	-	(7,545,788	(75)	(1,029,925)	-	-	(1,030,000)

Net Loss for the year	-	-	-	-	-	-	(3,816,952)	-	(3,816,952)

Balance as of February 28, 2014	-	-	$-	54,271,336	$543	$3,650,743	$(4,820,889)	$-	$(1,169,603)

Common stock issued for conversion of debt	-	-	-	32,005,054	320	214,830	-	-	215,150

Common stock issued for services	-	-	-	3,740,000	37	19,487	-	-	19,524

Reclassification of derivative to additional paid in capital upon conversion of debt	-	-	-	-	-	107,172	-	-	107,172

Cancellation of common stock	-	-	-	(20,000,000	(200)	200	-	-	-

Stock based compensation	-	-	-	-	-	3,193,006	-	-	3,193,006

Preferred stock issued	1,000,000	20,000,000	210	-	-	476,190	-	-	476,400

Issuance of common stock of subsidiary	-	-	-	-	-	150,382	-	-	150,382

Net loss for the year	-	-	-	-	-	-	(4,272,740)	32,186	(4,240,554)

Balance as of February 28, 2015	1,000,000	20,000,000	$210	70,016,390	$700	$7,812,010	$(9,093,629)	$32,186	$(1,248,523)

The accompanying notes are an integral part of these consolidated financial statements

THE RADIANT CREATIONS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	February 28, 2015	February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,240,554)	$(3,816,952)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	1,800	1,050
Loss on purchase of intellectual property from a related party	726,400	—
(Gain)/Loss on derivative liabilities	(609,558)	280,760
Amortization of debt discounts	618,110	1,153,214
Default interest added to convertible notes payable	10,000	—
Excess fair value of asset purchase- compensation	—	564,628
Stock based compensation	3,212,910	10,000
Write off of inventory	3,676	31,223
Write off of intangible asset	210	1,350,000
Bad debt recovery	(195,534)	—
Changes in operating assets and liabilities:
Inventory	24,949	(31,394)
Accounts receivable	51,045	(51,045)
Reserves	(3,265)	(72,182)
Prepaid expenses and other current assets	(6,740)	(8,410)
Accounts payable and accrued interest	150,786	146,568

NET CASH USED IN OPERATING ACTIVITIES	(255,764)	(442,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(1,767)	(10,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash borrowings from convertible debt	110,440	143,500
Cash payments on convertible debt	(31,000)	—
Cash borrowings from related parties	12,493	153,250
Cash payments on related party debt	(129,986)	(87,600)
Cash borrowings from notes payable	50,000	—
Cash payments on notes payable	(10,000)	(5,000)
Capital contribution	—	2,000
Cash proceeds from sale of common stock of subsidiary	150,002	—
Cash paid for the repurchase of common shares	—	(1,030,000)
Cash proceeds from issuance of common shares	—	1,388,700

NET CASH PROVIDED BY FINANCING ACTIVITIES	151,949	564,850

NET CHANGE IN CASH	(105,582)	112,292

Cash at Beginning of Year	120,875	8,583

Cash at End of Year	$15,293	$120,875

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$42,250	$21,769
Cash paid for income taxes	$—	$—

NON-CASH FINANCING AND INVESTMENT ACTIVITIES:
Acquisition of Assets from The Renewable Corp.	$—	$1,509,158
Debt discount	$507,211	$—
Conversion of convertible debt and accounts payable to common shares	$215,150	$204,404
Reclassification of derivative to additional paid in capital	$107,172	$1,433,974
Assignment and modification of notes payable	$—	$900,448
Issuance of preferred stock in exchange for common stock	$476,400	$—

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

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the twelve months ended February 28, 2015, the number of potentially dilutive shares consisted of 191,333,593 shares underlying convertible debt as well as options to acquire 38,050,000 shares. For the twelve months ended February 28, 2014, the number of potentially dilutive shares consisted of 14,672,640 shares underlying the debt that was convertible as of February 28, 2014. For the years ended February 28, 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 4 –Notes Payable

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

In September 2014, the Company issued a note in the amount of $7,900 for cash. The note is payable in two years from issuance, and accrues interest, payable monthly, at an annual rate of 10%. The balance of the note is $7,900 as of February 28, 2015.

NOTE 5 – Convertible Notes Payable

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

Convertible notes payable – third parties

During 2011, 2012 and 2013, 2 third parties loaned the Company $720,000. These loans were unsecured. These loans (including accrued interest of $140,448) in the amount of $900,448 were converted to a Convertible Note Payable due to Southwest Financial bearing interest at 10% per annum. Following the conversions to common stock of $170,000 later in fiscal 2015, the Company owed $730,448 principal plus $57,132 in accrued interest as of February 28, 2014. During fiscal 2014, the notes were convertible at the option of the Holder at fixed rate of $0.075 per share. The maturity date of the notes is September 20, 2015. In fiscal 2015, the notes are convertible at a fixed rate of $0.003 per share. Principal cash payments on these notes during the twelve months ended February 28, 2015 amounted to $31,000. As disclosed above, this note was deemed tainted on the date that the other convertible notes became convertible on May 18, 2014. A derivative liability of $252,313 was recorded as a debt discount and amortized over the term of the note. The principle balance of the note was $699,448 as of February 28, 2015.

As of February 28, 2015 and 2014, the Company owed convertible notes totaling $370,000 to third parties including accrued interest of another $4,041. Interest is 10% annually and is to be paid currently. The notes may be converted at the option of the Holder at a fixed rate of $0.075 per share. As disclosed above, these notes were deemed tainted on the date that the other note became convertible on May 18, 2014. A net derivative liability of $148,771 was recorded as a debt discount to be amortized over the terms of the notes. The principle balance of the notes as of February 28, 2015 was $370,000 whereby $100,000 matured on December 12, 2014 and the remaining balance of $270,000 is due on demand.

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

Amortization expense on the debt discounts for the twelve months ended February 28, 2015 amounted to $618,110 and notes are carried at $788,752, net of unamortized discounts of $507,211. For the twelve months ended February 28, 2014, amortization expense on debt discounts was $1,153,214.

NOTE 6– Derivative Liabilities

The Company records the fair value of the of the conversion features of the convertible notes disclosed in Note 5 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative liability was calculated using a multi-nominal lattice model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. During the twelve months ended February 28, 2015 and 2014, the Company recorded a gain on the change in fair value of derivative liabilities of $376,332 and a loss on the change in fair value of derivative liabilities of $280,760, respectively.

The following table summarizes the changes in derivative liabilities during the twelve months ended February 28, 2015:

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

The Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined using multinomial lattice model based on the following assumptions:

-	The projected volatility curve for each valuation period was based on the historical volatility of the Company and ranged from 191% to 198%.

-	An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10%,

-	The monthly trading volume would average $175,000 to $136,000 and would increase at 1% per month. The variable conversion price of 58% of ask-bid or close prices over 10 trading days have an effective discount rates of 42.42%,

-	The variable conversion price of the lesser of: (i) $0.045, or (ii) 60% of the lowest trade price over 25 trading days would have an effective discount rates of 47.92% to 47.64%

-	The Note Holders would automatically convert fixed and variable conversion prices (with full ratchet resets) the notes at the stock price for the convertible Note if the registration was effective and the Company was not in default, and conversion price reset events are assumed every 3 months.

The following table summarizes the changes in derivative liabilities during the twelve months ended February 28, 2014:

Ending balance as of February 28, 2013	$ -0-
Additions due to new convertible debt issued	1,161,574
Day one loss on derivative	(8,360)
Resolution of Derivative to Equity due to conversion and modification	(1,433,974)
(Gain)/loss on change in fair value	280,760
Ending balance as of February 28, 2014	$ -0-

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

Prior to November 29, 2013, the convertible note for $730,448 discussed in Note 5 was convertible at a variable rate of 50% of the lowest prior three trading days. On February 27, 2014, the Company modified the convertible note to a fixed conversion rate of $0.075. On November 29, 2014, the Company further modified this convertible note to remove the ratchet provision and extend the maturity date from August 20, 2014 to September 20, 2015. The Company determined that under ASC 470-50-40-11, the modification of the conversion price and the removal of the ratchet provision did not qualify as debt extinguishment because the convertible note was considered to be a derivative prior to the modification date. The Company analyzed the modification of the maturity date under ASC 470 and concluded that the modification did not qualify as a substantial modification under ASC 470-50 and therefore the revised terms did not qualify as extinguishment of debt.

Prior to February 24, 2014, the convertible notes of $370,000 disclosed in Note 5 were convertible at the option of the Holder at a rate of 50% of the average of the previous 5 days closing price on the common stock. The embedded conversion options were classified as liabilities under ASC 815. On February 24, 2014 and February 26, 2014, the Company modified these convertible notes to remove the variable conversion price to a fixed conversion price of $0.075. There were no other terms or features of these convertible notes that qualified as an embedded derivative under ASC 815. Further, the Company determined that the modification did not qualify as debt extinguishment under ASC 470-50-40-11 as the notes were considered to be derivatives prior to and as of the date of modification.

As a result of the above modifications, the Company fair valued the convertible notes on the date of modification and recorded a loss due to change in fair value of the derivative and recorded the resolution of the derivative to additional paid-in capital. As of February 28, 2014, none of the convertible notes were considered to have an embedded derivative under ASC 815.

NOTE 7 – Equity

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

Note 8 – Income Tax Provision

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

NOTE 9 –Commitments and Contingencies

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

NOTE 10 – Related Party Transactions

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

NOTE 11 - Investment in Subsidiaries

On November 5, 2013, the Company established three foreign (UK) subsidiaries for the exclusive purpose of maintaining merchant processing account for processing sales throughout Europe. At February 28, 2014, no sales activity had been recorded through the subsidiaries. On June 3, 2014, as a result of a change in marketing strategy, management closed out the subsidiaries.

On January 7, 2014, the Company established one US-based subsidiary for the exclusive purpose of maintaining merchant processing accounts for processing sales throughout the US. At February 28, 2015 and 2014, no sales activity has been recorded through this subsidiary.

  NOTE 12 - Subsequent Events

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the fiscal years ended February 28, 2015 and February 28, 2014 for professional services rendered by the principal accountants D. Brooks & Associates, CPAs, P.A. and MaloneBailey, LLP, respectively, for the audits of the Corporation's financial statements  in our Annual Reports on Form 10K and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows. Income tax preparation services are rendered by Koplas & Company, CPA, PA:

	Year Ended February 28, 2015	Year Ended February 28, 2014
Audit Fees	$51,555	$23,000
Audit- Related Fees	NIL	NIL
Tax Fees	NIL	1,250
All Other Fees	NIL	NIL
Total	$51,555	$24,250

  PART IV

ITEM 15.EXHIBITS.

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

Dated: June 17, 2015

By: /s/ Gary R. Smith

Gary R. Smith

Chief Executive Officer, President and Director

Date: June 17, 2015

By: /s/ Gary D. Alexander

Gary D. Alexander

Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

