Form 10-Q
period 2015-05-31
RADIANT CREATIONS GROUP, INC.
filed 2015-07-20
CIK 1372184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock and preferred stock, as of the latest practicable date: As of July 20, 2015, the Issuer had 387,812,945 shares of common stock outstanding and 1,000,000 share of Series A Super Voting Control preferred stock and 20,000,000 Series B preferred stock issued and outstanding.

1

ITEM 1. FINANCIAL INFORMATION

THE RADIANT CREATIONS GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	February 28,
	2015	2015
	(Unaudited)
ASSETS
Cash	$57,465	$15,293
Holdback receivable	73,697	75,447
Prepaid expenses and other assets	51,900	15,150
Inventory	37,967	39,752
Total current assets	221,029	145,642

Property and equipment, net of depreciation	8,485	8,935

Total assets	$229,514	$154,577

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$26,468	$13,100
Accrued interest	180,680	171,908
Notes payable - related party	-	124,237
Convertible notes payable, current portion	462,770	596,515
Notes payable – current portion	277,500	135,000
Derivative liabilities	55,626	130,103
Total current liabilities	1,003,044	1,170,863

LONG-TERM LIABILITIES:
Convertible notes payable, net of discounts and current portion	609,947	192,237
Note payable – net of discount and current portion	14,396	40,000
Total long-term liabilities	624,343	232,237

Total liabilities	1,627,387	1,403,100

DEFICIT
Series A Preferred at $0.00001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding	10	10

Series B Preferred at $0.00001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding	200	200
Common stock at $0.00001 par value: 900,000,000 shares authorized, 290,043,282 and 70,016,390 shares issued and outstanding, respectively	2,900	700
Additional paid in capital	8,689,186	7,812,010
Accumulated deficit	(10,049,939)	(9,093,629)
Total Radiant stockholder deficit	(1,357,643)	(1,280,709)

Non-controlling interest in subsidiary	40,230	32,186

Total Deficit	(1,397,873)	(1,248,523)

TOTAL LIABILITIES AND DEFICIT	$229,514	$154,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

THE RADIANT CREATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended	For the Three Months Ended
	May 31, 2015	May 31, 2014

REVENUE, NET	$20,442	$566,085

COST OF REVENUE	3,785	29,550

GROSS PROFIT	16,657	536,535

Operating Expenses:
General and administrative expenses (includes stock based compensation of $138,767 and $1,849,379, respectively)	515,630	2,315,243
Depreciation	450	450
Inventory write-off	-	3,676
Total operating expenses	516,080	2,319,369

Operating loss	(499,423)	(1,782,834)

Other Income (Expense):
Interest expense	(452,469)	(50,257)
Loss on derivative liabilities	(76,834)	(64,040)
Total other expense, net	(529,303	(114,297)

NET LOSS	$(1,028,726)	$(1,897,131)

LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARY	$72,416	$-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(956,310)	$(1,897,131)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.01)	$(0.03)

Weighted Common Shares Outstanding
- Basic and Diluted	175,408,371	54,271,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

THE RADIANT CREATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	May 31, 2015	May 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,028,726)	$(1,897,131)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	450	450
(Gain)/Loss on derivative liabilities	76,834	64,040
Amortization of debt discounts	432,705	15,106
Stock based compensation	138,767	1,849,379
Write off of inventory	-	3,676
Changes in operating assets and liabilities:
Inventory	1,785	(13,480)
Prepaid expenses	(36,750)	-
Accounts receivable	-	51,045
Holdback Receivable	1,750	(98,757)
Accounts payable and accrued interest	22,140	7,037

NET CASH USED IN OPERATING ACTIVITIES	(391,045)	(18,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	-	(1,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payments on convertible debt	-	(32,912)
Cash payments on related party debt	(124,237)	(27,400)
Cash borrowings from notes payable	150,000	-
Cash payments on notes payable	(7,500)	-
Cash proceeds from sale of common stock of subsidiary	414,954	-

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	433,217	(60,312)

NET CHANGE IN CASH	42,172	(80,714)

Cash at Beginning of Period	15,293	120,875

Cash at End of Period	$57,645	$40,161

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$11,066	$17,213
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTMENT ACTIVITIES:
Debt discount	$27,199	$465,230
Conversion of convertible debt and accounts payable to common shares	$144,910	$-
Reclassification of derivative to additional paid in capital	$153,808	$-

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the valuation of stock-based compensation and derivative liabilities estimates for future chargebacks, allowance for slow moving or obsolete inventory.

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

As of May 31, 2015:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Embedded conversion derivative liability	$—	$—	$55,626	$55,626

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

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. As of May 31, 2015, the number of potentially dilutive shares consisted of 499,483,529 shares underlying convertible debt as well as options to acquire 38,050,000 shares. As of May 31, 2014, the number of potentially dilutive shares consisted of 240,351,587 shares underlying convertible debt. For the three months ended May 31, 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Related parties

The Company follows subtopic ASC 850, Related Party Disclosure, for the identification of related parties and disclosure of related party transactions.

Revenue Recognition

The Company follows guidance under ASC 605, Revenue Recognition, in determining when to report income from operations. The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Revenue recognized by the Company normally occurs upon shipment of our product to the customer.

Cost of Revenue

Amounts recorded as cost of revenue relate to direct expenses incurred in order to fulfill orders of our products. Such costs are recorded as incurred. Our cost of revenue consists primarily of the cost of product; payment processing fees; and the cost of product samples.

Cash flows reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flows from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

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

Share-based expense for the three month periods ended May 31, 2015 and 2014 was $138,767 and $1,849,379, respectively.

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

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has a working capital deficit of $782,015 and has incurred net losses since inception. The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing its marketing and business plans and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 –Notes Payable

Notes payable

The Company has two notes with outstanding balances as of May 31, 2015 of $75,000 and $7,500 which are subject to annual interest of 15% and mature on November 29, 2014 and January 31, 2015, respectively.

In July 2014, the Company issued a note payable in the amount of $40,000 for cash. The note matures in 36 months and accrues interest at an annual rate of 10%, payable quarterly. As of May 31, 2015, the principle balance remaining on the note is $40,000.

In October 2014, the Company issued a demand note in the amount of $50,000 for cash. The note is due on demand and accrues interest at an annual rate of 12%. As of May 31, 2015, the principle balance on the note was $45,000.

In April 2015, the Company issued a note payable in the amount of $150,000 for cash. The note matures in 24 months and accrues interest at an annual rate of 12%. The holder of the note also received 15,000,000 shares of common stock with a fair value of $33,000 based on the trading price of the shares on the date of issuance. The Company allocated $27,049 of the proceeds from the note to the common stock, which was recorded as a discount against the debt to be amortized through maturity. During the three months ended May 31, 2015, the Company recorded amortization expense of $1,445. As of May 31, 2015, the note is carried at $124,396, net of unamortized discount of $25,604.

Notes payable - related parties

In July 2014, the Company issued a note payable in the aggregate amount of $250,000 for the purchase of intellectual property from a commonly owned entity. Because of the common ownership, the intellectual property was not marked to fair value and the Company recognized a loss for the amount of the notes, which is included in loss on acquisition of intellectual property from a commonly controlled entity on the consolidated statements of operations. The note is non-interest bearing, matures in 24 months from issuance, and requires principal payments of at least $25,000 every 180 days. During the three months ended May 31, 2015, the remaining balance of $116,337 was paid in full.

In September 2014, the Company issued a note in the amount of $7,900 for cash. The note is payable in two years from issuance, and accrues interest, payable monthly, at an annual rate of 10%. During the three months ended May 31, 2015, the remaining balance of $7,900 was paid in full.

NOTE 4 – Convertible Notes Payable

Note Date	Maturity Date	Face Amount	Eligible for Conversion	Conversion Date	Amounts Converted / Cash Paid*	Balance Outstanding
05/21/2013	09/20/2016	$900,448	06/15/2013	N/A 09/19/2013 11/20/2013	$31,000* $100,000 $70,000	$869,448 $769,448 $699,448
06/27/2013	- $100,000 due 12/12/2014 (in default) -$270,000 no due date	370,000	06/27/2013	-	-	$370,000
11/19/2013	08/21/2014	$78,500 $10,000 Default	05/19/2014	06/13/2014 07/01/2014 07/11/2014 07/21/2014 11/19/2014 12/01/2014 12/12/2014 12/16/2014 01/23/2015	$12,000 $12,000 $15,000 $19,500 $7,235 $5,635 $6,395 $5,780 $4,955	$66,500 $54,500 $39,500 $20,000 $30,000 $22,765 $17,130 $10,735 $4,955 $ -0-
12/17/2013	09/21/2014	$32,500 $16,250 Default	06/15/2014	N/A 02/02/2015 02/05/2015 03/06/2015 03/09/2015 03/16/2015 03/23/2015 03/24/2015 03/31/2015 03/31/2015	- $4,430 $6,030 $3,515 $3,515 $3,515 $3,760 $9,560 $2,675 $11,750	$32,500 $48,750 $44,320 $38,290 $34,775 $31,260 $27,445 $23,985 $14,425 $11,750 $-0-
01/27/2014	10/29/2014	$32,500 $16,250 Default	07/26/2014	- 04/07/2015 04/08/2015 04/15/2015 04/22/2015 04/29/2015 05/01/2015	- $7,495 $10,685 $10,500 $11,540 $8,000 $530	$32,500 $48,750 $41,225 $30,570 $20,070 $8,530 $530 $-0-
07/08/2014	04/09/2015	$21,150 $10,575 Default	01/04/2015	- 05/07/2015 05/14/2015 05/19/2015 05/26/2015	- $4,320 $3,165 $2,400 $1,820	$21,150 $31,725 $27,405 $24,240 $21,840 $20,020
09/03/2014	06/05/2015	$32,500 $16,250 Default	03/03/2015	-	-	$32,500 $48,750
09/10/2014	09/10/2016	$35,000	09/10/2014	03/27/2015 03/31/2015 04/07/2015 04/15/2015 04/22/2015 05/01/2015 05/07/2015 05/15/2015	- $3,320 $3,802 $4,373 $5,013 $6,630 $4,608 $5,232 $2,023	$35,000 $31,680 $21,878 $23,506 $18,493 $11,863 $7,255 $2,023 $-0-
01/12/2015	10/14/2015	$16,000 $8,000 Default	07/11/2015	-	-	$16,000 $24,000
Totals		$1,595,923	-	-	$433,705	$1,162,218

Convertible notes payable – third parties

During 2011, 2012 and 2013, the Company obtained loans totaling $720,000. These loans were unsecured and bore interest at 10%. The loans (including accrued interest of $140,448) in the amount of $900,448 were converted to a Convertible Note Payable due to Southwest Financial bearing interest at 10% per annum. Following cash payments of $31,000 and conversions to common stock of $170,000 later in fiscal 2013, the Company owed $699,448. The notes were initially convertible at the option of the Holder at fixed rate of $0.075 per share and mature on September 20, 2015. In September 2014, the conversion rate was amended to a fixed rate of $0.003 per share. The Company paid no principal cash payments on these notes during the three months ended May 31, 2015. This note was deemed tainted on the date that another convertible note became convertible on May 18, 2014. A derivative liability of $252,313 was recorded as a debt discount and amortized over the term of the note. The principle balance of the note was $699,448 as of May 31, 2015.

As of February 28, 2015, the Company owed convertible notes totaling $370,000 to third parties including accrued interest of another $4,041. Interest is 10% annually and is to be paid currently. The notes may be converted at the option of the Holder at a fixed rate of $0.075 per share. These notes were deemed tainted on the date that another note became convertible on May 18, 2014. A net derivative liability of $148,771 was recorded as a debt discount to be amortized over the terms of the notes. In February 2014, the notes were amended to modify the conversion rate to $0.003 per share. The principle balance of the notes as of May 31, 2015 was $370,000, which is due on demand.

On December 17, 2013, the Company signed a convertible note agreement with a third party in which the party loaned $32,500 subject to annual interest of 8%. The note matured on September 21, 2014 and is convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On June 25, 2014, the note became convertible and the embedded conversion option required derivative accounting for the variable conversion rate. On June 25, 2014, a derivative liability of $25,723 was recorded as a debt discount and amortized over the term of the note. The embedded conversion option of the note also tainted the outstanding convertible notes. On December 1, 2014, default interest in the amount of $16,250 was added to the principle balance of the note. During the three months ended May 31, 2015, the lender converted $38,290 in principle in exchange for 39,750,796 shares of common stock and the note was paid in full.

On January 27, 2014, the Company signed a convertible note agreement with a third party in which the party loaned $32,500 subject to annual interest of 8%. The note matured on October 29, 2014 and is convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On July 26, 2014, the note became convertible and the embedded conversion option required derivative accounting to the variable conversion rate. On July 26, 2014, a derivative liability of $23,228 was recorded as a debt discount and amortized over the term of the note. The embedded conversion option of the note also tainted the outstanding convertible notes. During the twelve months ended February 28, 2015, default interest of $16,250 was added to the principle balance of the note and an additional derivative liability of $11,014 was recorded. During the three months ended May 31, 2015, the lender converted $51,350 in principle in exchange for 54,275,893 shares of common stock and the note was paid in full.

On July 8, 2014, the Company signed a convertible note agreement with a third party in which the party loaned $21,150 subject to annual interest of 8%. The note matures on April 9, 2015 and is convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On January 4, 2015, the note became convertible and the embedded conversion option required derivative accounting to the variable conversion rate. On January 4, 2015, a derivative liability of $11,138 was recorded as a debt discount to be amortized over the term of the note. The embedded conversion option of the note also tainted the outstanding convertible notes. During the twelve months ended February 28, 2015, default interest of $10,575 was added to the principle balance of the note and an additional derivative liability of $7,136 was recorded. During the three months ended May 31, 2015, the lender converted $11,705 in principle in exchange for 38,369,856 shares of common stock and the principle balance of the note as of May 31, 2015 was $20,020.

On September 3, 2014, the Company signed a convertible note agreement with a third party in which the party loaned $32,500 subject to annual interest of 8%. The note matures on June 5, 2015 and is convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On March 2, 2015, the note became convertible and the embedded conversion option will require derivative accounting due to the variable conversion rate. During the twelve months ended February 28, 2015, default interest of $16,250 was added to the principle balance of the note and an additional derivative liability of $9,264 was recorded. The principle balance of the note as of May 31, 2015 was $48,750.

On September 9, 2014, the Company executed a $200,000 Convertible Promissory Note bearing interest on the unpaid balance at the rate of 12% on the original principal amount. The principle amount due on the note shall be prorated based upon the consideration actually received by the Company, plus an approximate 10% original issue discount that is prorated based upon the consideration actually received as well as any other interest or fees. Under the terms of the note, the Company is not required to repay any unfunded portion of the note. The Maturity Date is two years from the Effective Date of each payment and is the date upon which the principal sum of this Note, as well as any unpaid interest and other fees, shall be due and payable. The conversion price is the lesser of $0.045 or 60% of the lowest trade price in the 25 trading days previous to the conversion. During the three months ended May 31, 2015, the lender converted $11,876 in principle in exchange for 17,265,000 shares of common stock and the note was paid in full.

On January 12, 2015, the Company signed a convertible note agreement with a third party in which the party loaned $16,000 subject to annual interest of 8%. The note matures on October 14, 2015 and is convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On July 11, 2015, the note became convertible and the embedded conversion option required derivative accounting to the variable conversion rate. During the twelve months ended February 28, 2015, default interest of $8,000 was added to the principle balance of the note and an additional derivative liability of $4,636 was recorded. The principle balance of the note as of May 31, 2015 was $24,000.

Amortization expense on the debt discounts for the three months ended May 31, 2015 amounted to $432,705 and notes are carried at $1,162,218, net of unamortized discounts of $115,105.

NOTE 5– Derivative Liabilities

The Company records the fair value of the of the conversion features of the convertible notes disclosed in Note 4 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative liability was calculated using a multi-nominal lattice model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. During the three months ended May 31, 2015, the Company recorded a loss on the change in fair value of derivative liability of $76,834.

The following table summarizes the changes in derivative liabilities during the three months ended May 31, 2015:

Balance as of February 28, 2015	$ 130,103
Fair value of embedded conversion derivative liability at issuance	33,216
Reclassification of derivatives upon conversion of convertible debt	(153,808)
Unrealized derivative losses included in other expense	46,115
Ending balance as of May 31, 2015	$ 55,626

The Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined using a multinomial lattice model based on the following assumptions:

•	The projected volatility curve for each valuation period was based on the historical volatility of the Company and ranged from 191% to 198%.

•	An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10%,

•	The monthly trading volume would average $175,000 to $136,000 and would increase at 1% per month. The variable conversion price of 58% of ask-bid or close prices over 10 trading days have effective discount rates of 42.42%,

•	The variable conversion price of the lesser of: (i) $0.045, or (ii) 60% of the lowest trade price over 25 trading days would have effective discount rates of 47.92% to 47.64%

•	The Note Holders would automatically convert fixed and variable conversion prices (with full ratchet resets) the notes at the stock price for the convertible Note if the registration was effective and the Company was not in default, and conversion price reset events are assumed every 3 months.

NOTE 6 – Equity

The following tables summarize the Company’s stock options activity as of May 31, 2015:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Exercisable	Weighted Average Remaining Life
Balance, May 31, 2015	38,050,000	$0.11	$ -	28,050,000	4.29

Expected future expense related to the expected vesting of options is $455,529.

During the three months ended May 31, 2015, the Company issued 204,276,892 shares of common stock upon the conversion of debt, for an aggregate value of $144,910. (see Note 4)

During the three months ended May 31, 2015, the Company issued 750,000 shares of common stock as compensation for services for an aggregate value of $158.

During the three months ended May 31, 2015, the Company issued 15,000,000 shares of common stock to an investor on a note payable. (see Note 4)

NOTE 7 – Commitments and Contingencies

Litigation

The Company may become involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, excepts as discussed herein, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity. As of May 31, 2015, the Company is not involved in any material legal matters.

NOTE 8 – Related Party Transactions

In July 2014, the Company issued a note payable in the aggregate amount of $250,000 for the purchase of intellectual property from a commonly owned entity. Because of the common ownership, the intellectual property was not marked to fair value and the Company recognized a loss for the amount of the notes, which is included in loss on acquisition of intellectual property from a commonly controlled entity on the consolidated statements of operations. The note is non-interest bearing, matures in 24 months from issuance, and requires principal payments of at least $25,000 every 180 days. During the three months ended May 31, 2015, the remaining balance of $116,337 was paid in full.

In September 2014, the Company issued a note in the amount of $7,900 for cash. The note is payable in two years from issuance, and accrues interest, payable monthly, at an annual rate of 10%. During the three months ended May 31, 2015, the remaining balance of $7,900 was paid in full.

NOTE 9 – Subsequent Events

On various dates, the Company issued 97,769,663 shares of common stock to a third party lender in satisfaction of debt and accrued interest for an aggregate value of $17,040.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements." These statements, identified by words such as "plan," "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II - Item 1A.Risk Factors" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, Quarterly Reports and our Current Reports we file from time to time with the Securities and Exchange Commission (the "SEC").

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

As of May 31, 2015, we had cash of $57,465, a working capital deficit of $782,015, and an accumulated deficit of $10,049,939. As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

Off-Balance Sheet Arrangements

None.

Financing Requirements

From December 29, 2005 (Inception) to May 31, 2015, we have suffered cumulative losses of $10,049,939. We expect to continue to incur substantial losses as we continue the growth of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives.

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

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has a working capital deficit of $782,015 and has incurred net losses of $10,049,939 for the period from December 29, 2005 (inception) to May 31, 2015 and the Company will require additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing the company’s marketing and business plans and the pursuit of other business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, we are dependent upon shareholders of the Company to continue meeting our operating costs.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

Liquidity and Capital Resources

It is the intent of our management, stockholders, and specifically the majority Shareholder, BioDynamic Molecular Technologies, LLC and our Chief Executive Officer, Gary R. Smith, our Chief Financial Officer, Gary D. Alexander and Our Chief Operating Officer, Manpreet Singh Thaper to provide sufficient working capital necessary to support and preserve the integrity of our Company as a corporate entity.  However, there is no legal obligation for either the majority Shareholder(s) or Officer(s) to provide additional future funding. If our management ceases to provide us the needed financing and we fail to identify any alternative sources of funding, we may have to alter or discontinue our business plan.

We have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities.  As a result, there can be no assurance that sufficient funds will be available to us to enable us to pay the expenses related to such activities.

Regardless of whether or not our available cash proves to be adequate to meet our operational needs, we may have to compensate providers of services by issuances of our common stock in lieu of cash and there are no guarantees this will be on favorable terms, if accepted at all.

At May 31, 2015, we had $57,465 in cash, $1,627,387 in liabilities, and an accumulated deficit of $10,049,939. Our primary source of liquidity has been from loans from a majority shareholder(s) and loans from outside parties.  As of May 31, 2015, the Company owed $1,545,293 in notes and accrued interest.

Net cash used in operating activities was $391,045 during the quarter ended May 31, 2015.

Cash used in investing activities was $0 during the quarter ended May 31, 2015.

Cash provided by financing activities was $433,217 during the quarter ended May 31, 2015.

Our expenses to date are largely due to professional fees that include accounting and legal fees.

Net Loss

We incurred a net loss of $1,028,726 and $1,897,131 for the three months ended May 31, 2015 and 2014, respectively.  From inception, we have an accumulated net loss of $10,049,939.  Our basic and diluted loss per share was $(0.01) and $(0.03) for the three months ended May 31, 2015 and 2014, respectively.

Operating and Administration Expenses

Operating expenses decreased by $1,803,289 from $2,319,369 for the three months ended May 31, 2014 to $516,080 for the three months ended May 31, 2015.  The decrease is mainly attributable to lower stock compensation expense.

Operating expenses for the three months ended May 31, 2015 primarily consisted of office administration, professional and regulatory compliance, investor relations and interest expense.

Other Expenses

Other expenses increased by $415,006 from $114,297 in the three months ended May 31, 2014, to $529,303 in the three months ended May 31, 2015, primarily as a result of interest expense from amortization of debt discounts and derivative related costs.

Common and Preferred Stock

We are authorized by our Amended and Restated Articles of Incorporation and our Additional Articles of Incorporation to issue an aggregate of 1,001,000,000 shares of capital stock, of which 900,000,000 are shares of common stock, par value $0.00001 per share and 101,000,000 are shares of preferred stock, par value $0.00001 per share.

As of May 31, 2015, 290,043,282 shares of Common Stock were issued and outstanding and there were 79 shareholders of our Common Stock. Also at May 31, 2015, there were 1,000,000 Series A – Super Voting Control shares outstanding and 20,000,000 Series B shares of Preferred Stock issued and outstanding.

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

On May 31, 2015, our President, Gary R. Smith, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relate to the lack of proper segregation of duties and lack of a formal audit committee.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the first fiscal quarter ended May 31, 2015 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 31, 2015, we had cash on hand of $57,465 and a working capital deficit of $782,015.

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

We Have Limited Officers and Directors

Because management consists of only three persons, Gary R. Smith, President and CEO, Gary D. Alexander, CFO and Corporate Secretary and Manpreet Singh Thaper, COO will be the only individuals responsible in conducting the day-to-day operations of the Company.  We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our three officers when selecting a target products to market.  Mr. Smith, Mr. Alexander and Mr. Singh Thaper anticipate devoting only a limited amount of time per month to the business of the Company.  Mr. Smith, Mr. Alexander and Mr. Singh Thaper all anticipate executing written employment agreements with the Company in the near future however we do not anticipate obtaining key man life insurance on Mr. Smith, Mr. Alexander or Mr. Singh Thaper. The loss of the services of Mr. Smith, Mr. Alexander or Mr. Singh Thaper would adversely affect development of our business and our likelihood of continuing operations.

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

THE RADIANT CREATIONS GROUP, INC.

Dated: July 20, 2015	By: /s/ Gary R. Smith Gary R. Smith, Chief Executive Officer

Dated: July 20, 2015	By: /s/ Gary D. Alexander Gary D. Alexander, Chief Financial Officer

