Form 10-Q
period 2015-08-31
RADIANT CREATIONS GROUP, INC.
filed 2015-10-20
CIK 1372184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock and preferred stock , as of the latest practicable date: As of October 20, 2015, the Issuer had 4,944,057 shares of common stock outstanding and 3,000,000 share of Series A Super Voting Control preferred stock and 20,000,000 shares of Series B preferred stock issued and outstanding.

1

ITEM 1. FINANCIAL INFORMATION

THE RADIANT CREATIONS GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2015	2015
	(Unaudited)
ASSETS
Cash	$3,590	$15,293
Holdback receivable	64,691	75,447
Prepaid expenses and other assets	7,400	15,150
Inventory	64,780	39,752
Total current assets	140,461	145,642

Property and equipment, net of depreciation	8,035	8,935

Total assets	$148,496	$154,577

LIABILITIES AND DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$35,704	$13,100
Accrued interest	195,927	171,908
Deferred compensation	303,000	—
Notes payable - related party	—	124,237
Convertible notes payable, current portion	370,000	596,515
Notes payable – current portion	118,500	135,000
Derivative liabilities	—	130,103
Total current liabilities	1,023,131	1,170,863

Long Term Liabilities:
Convertible notes payable, net of discounts and current portion	699,448	192,237
Note payable – net of discount and current portion	164,396	40,000
Total long-term liabilities	863,844	232,237

Total liabilities	1,886,975	1,403,100

COMMITMENTS AND CONTINGENCIES

DEFICIT
Series A Preferred at $0.00001 par value, 3,000,000 shares authorized, 3,000,000 and 1,000,000 shares issued and outstanding, respectively	30	10

Series B Preferred at $0.00001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding	200	200
Common stock at $0.00001 par value: 900,000,000 shares authorized, 351,557 and 56,013 shares issued and outstanding, respectively	4	1
Additional paid in capital	14,618,980	7,812,709
Obligation to issue common stock	100,000	—
Accumulated deficit	(16,327,571)	(9,093,629)
Total Radiant stockholder’s deficit	(1,608,358)	(1,280,709)

Non-controlling interest in subsidiary	(130,121)	32,186

Total Deficit	(1,738,478)	(1,248,523)

TOTAL LIABILITIES AND DEFICIT	$148,496	$154,577

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE RADIANT CREATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014

REVENUE, NET	$28,534	$37,905	$48,977	$408,456

COST OF REVENUE	14,117	6,652	17,902	36,202

GROSS PROFIT	14,417	31,253	31,075	372,254

Operating Expenses:
General and administrative expenses	700,219	739,709	1,215,849	3,054,953
Depreciation	450	450	900	900
Inventory write-off	—	—	—	3,676
Total operating expenses	700,669	740,159	1,216,749	3,059,529

Operating loss	(686,252)	(708,906)	(1,185,674)	(2,687,275)

Other Income (Expense):
Interest expense	(46,410)	(196,987)	(498,879)	(247,244)
Bad debt recovery	—	—	—	195,535
Loss on intellectual property from related party	(17,800)	—	(17,800)	—
Loss on modification of convertible debt	(5,506,688)	—	(5,506,688)	—
Loss on derivative liabilities	(110,374)	344,083	(187,208)	280,043
Total other income/(expense), net	(5,681,272)	147,096	(6,210,575)	228,334

NET LOSS	$(6,367,524)	$(561,810)	$(7,396,249)	$(2,458,941)

LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARY	$89,890	$—	$162,307	$—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,277,634)	$(561,810)	$(7,233,942)	$(2,458,941)

NET LOSS PER COMMON SHARE - Basic and Diluted*	$(20.42)	$(12.91)	$(32.58)	$(56.05)

Weighted Common Shares Outstanding
- Basic and Diluted*	307,410	43,520	222,021	43,871

*The Company’s financial statements have been retroactively adjusted to reflect a 1:1,250 reverse split of our common stock made effective September 25, 2015.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE RADIANT CREATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	August 31, 2015	August 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,396,249)	$(2,458,941)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	900	900
(Gain)/Loss on derivative liabilities	187,208	(280,043)
Loss on modification of convertible debt	5,506,688	—
Amortization of debt discounts	447,365	178,543
Stock based compensation	262,557	2,488,416
Write off of inventory	—	3,676
Changes in operating assets and liabilities:
Inventory	(25,028)	(7,128)
Prepaid expenses	7,750	1,010
Accounts receivable	—	51,045
Holdback Receivable	10,755	(73,947)
Accounts payable and accrued interest	349,747	45,466

NET CASH USED IN OPERATING ACTIVITIES	(648,307)	(51,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	—	(1,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payments on convertible debt	(70,000)	—
Cash payments on related party debt	(124,237)	(84,499)
Cash borrowings from notes payable	150,000	21,150
Cash payments on notes payable	(16,500)	—
Cash proceeds from the sale of common stock	100,000	—
Cash proceeds from sale of common stock of subsidiary	597,341	—

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	636,604	(63,349)

NET CHANGE IN CASH	(11,703)	(116,119)

Cash at Beginning of Period	15,293	120,875

Cash at End of Period	$3,590	$4,756

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$27,049	$68,700
Cash paid for income taxes	$—	$—

NON-CASH FINANCING AND INVESTMENT ACTIVITIES:
Debt discount	$41,090	$—
Conversion of convertible debt to common shares	$166,670	$58,500
Reclassification of derivative to additional paid in capital	$273,018	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the valuation of stock-based compensation and derivative liabilities, estimates for future charge-backs, and allowance for slow moving or obsolete inventory.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. As of August 31, 2015 and February 28, 2015, the Company had no cash equivalents.

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

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. As of August 31, 2015, the number of potentially dilutive shares consisted of 24,804,901 shares underlying convertible debt as well as options to acquire 30,440 shares. As of August 31, 2014, the number of potentially dilutive shares consisted of 215,677 shares underlying convertible debt. For the six months ended August 31, 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Cash flows reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net loss to reconcile it to net cash flows from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net loss that do not affect operating cash receipts and payments.

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

Share-based expense for the six month period ended August 31, 2015 and 2014 was $262,557 and $2,488,416, respectively.

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

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has a working capital deficit of $882,670 and has incurred net losses since inception. The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing its marketing and business plans and the pursuit of business opportunities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Non-controlling Interest

NIT Enterprises, Inc. was incorporated in the state of Delaware on May 12, 2014 and is doing business in the State of Florida. The Company is under common control with the management of Radiant Creations Group and was formed to permit Radiant Creations Group to “spin-off” the Nucleotide technology it holds. As of August 31, 2015, the Company holds 66.67% of NIT and 33.33% is held by a non-controlling interest.

NOTE 4 – Notes Payable

Notes payable

The Company has two notes with outstanding balances as of August 31, 2015 of $75,000 and $7,500 which are subject to annual interest of 15% and matured on November 29, 2014 and January 31, 2015, respectively.

In April 2015, the Company issued a note payable in the amount of $150,000 for cash. The note matures in 24 months and accrues interest at an annual rate of 12%. The holder of the note also received 12,000 shares of common stock with a fair value of $33,000 based on the trading price of the shares on the date of issuance. The Company allocated $27,049 of the proceeds from the note to the common stock, which was recorded as a discount against the debt to be amortized through maturity. As of August 31, 2015, the note is carried at $124,396, net of unamortized discount of $25,604.

In October 2014, the Company issued a demand note in the amount of $50,000 for cash. The note is due on demand and accrues interest at an annual rate of 12%. As of August 31, 2015, the principle balance on the note was $36,000.

In July 2014, the Company issued a note payable in the amount of $40,000 for cash. The note matures in 36 months and accrues interest at an annual rate of 10%, payable quarterly. As of August 31, 2015, the principle balance remaining on the note is $40,000.

Notes payable - related parties

In July 2014, the Company issued a note payable in the aggregate amount of $250,000 for the purchase of intellectual property from a commonly owned entity. Because of the common ownership, the intellectual property was not marked to fair value and the Company recognized a loss for the amount of the notes, which is included in loss on acquisition of intellectual property from a commonly controlled entity on the condensed consolidated statements of operations. The note is non-interest bearing, matures in 24 months from issuance, and requires principal payments of at least $25,000 every 180 days. During the six months ended August 31, 2015, the remaining balance of $116,337 was paid in full.

In September 2014, the Company issued a note in the amount of $7,900 for cash. The note is payable in two years from issuance, and accrues interest, payable monthly, at an annual rate of 10%. During the six months ended August 31, 2015, the remaining balance of $7,900 was paid in full.

NOTE 5 – Convertible Notes Payable

Note Date	Maturity Date	Face Amount	Eligible for Conversion	Conversion Date	Amounts Converted / Cash Paid*	Balance Outstanding
05/21/2013	09/20/2016	$900,448	06/15/2013	N/A 09/19/2013 11/20/2013	$31,000* $100,000 $70,000	$869,448 $769,448 $699,448
06/27/2013	- $100,000 due 12/12/2014 (in default) -$270,000 no due date	370,000	06/27/2013	-	-	$370,000
11/19/2013	08/21/2014	$78,500 $10,000 Default	05/19/2014	06/13/2014 07/01/2014 07/11/2014 07/21/2014 11/19/2014 12/01/2014 12/12/2014 12/16/2014 01/23/2015	$12,000 $12,000 $15,000 $19,500 $7,235 $5,635 $6,395 $5,780 $4,955	$66,500 $54,500 $39,500 $20,000 $30,000 $22,765 $17,130 $10,735 $4,955 $ -0-
12/17/2013	09/21/2014	$32,500 $16,250 Default	06/15/2014	- 02/02/2015 02/05/2015 03/06/2015 03/09/2015 03/16/2015 03/23/2015 03/24/2015 03/31/2015 03/31/2015	- $4,430 $6,030 $3,515 $3,515 $3,515 $3,760 $9,560 $2,675 $11,750	$32,500 $48,750 $44,320 $38,290 $34,775 $31,260 $27,445 $23,985 $14,425 $11,750 $-0-
01/27/2014	10/29/2014	$32,500 $16,250 Default	07/26/2014	- 04/07/2015 04/08/2015 04/15/2015 04/22/2015 04/29/2015 05/01/2015	- $7,495 $10,685 $10,500 $11,540 $8,000 $530	$32,500 $48,750 $41,225 $30,570 $20,070 $8,530 $530 $-0-
07/08/2014	04/09/2015	$21,150 $10,575 Default	01/04/2015	- 05/07/2015 05/14/2015 05/19/2015 05/26/2015 06/15/2015 06/17/2015 06/25/2015 06/26/2015 06/29/2015 07/01/2015 07/06/2015 07/09/2015 07/14/2015	- $4,320 $3,165 $2,400 $1,820 2,655 2,655 2,655 2,510 2,235 2,235 2,235 2,095 745	$21,150 $31,725 $27,405 $24,240 $21,840 $20,020 $17,365 $14,710 $12,055 $9,545 $7,310 $5,075 $2,840 $745 $-0-
09/03/2014	06/05/2015	$32,500 $16,250 Default	03/03/2015 08/05/2015	- N/A	- $48,750*	$32,500 $48,750 $-0-
09/10/2014	09/10/2016	$35,000	09/10/2014	03/27/2015 03/31/2015 04/07/2015 04/15/2015 04/22/2015 05/01/2015 05/07/2015 05/15/2015	- $3,320 $3,802 $4,373 $5,013 $6,630 $4,608 $5,232 $2,023	$35,000 $31,680 $21,878 $23,506 $18,493 $11,863 $7,255 $2,023 $-0-
01/12/2015	10/14/2015	$16,000 $8,000 Default Note paid off at discount	07/11/2015	- N/A N/A	- $21,250* $ 2,750	$16,000 $24,000 $2,750 $-0-
Totals		$1,595,923	-	-	Converted $ 425,475 Cash paid $ 101,000*	$1,069,448

Convertible notes payable

During 2011, 2012 and 2013, the Company obtained loans totaling $720,000. These loans were unsecured and bore interest at 10%. The loans (including accrued interest of $140,448) in the amount of $900,448 were converted to a Convertible Note Payable due to Southwest Financial bearing interest at 10% per annum. Following cash payments of $31,000 and conversions to common stock of $170,000 later in fiscal 2013, the Company owed $699,448. The notes were initially convertible at the option of the Holder at fixed rate of $93.75 per share and mature on September 20, 2015. In September 2014, the conversion rate was amended to a fixed rate of $3.75 per share. The Company recorded additional expense of $3,845,935 as a result of the reduction in conversion price which is recorded as a loss on modification of convertible debt. The Company paid no principal cash payments on these notes during the six months ended August 31, 2015. A derivative liability of $252,313 was recorded as a debt discount and amortized over the term of the note. The principle balance of the note was $699,448 as of August 31, 2015.

As of February 28, 2015, the Company owed convertible notes totaling $370,000 to third parties including accrued interest of another $4,041. Interest is 10% annually and is to be paid currently. The notes may be converted at the option of the Holder at a fixed rate of $93.75 per share. A net derivative liability of $148,771 was recorded as a debt discount to be amortized over the terms of the notes. In February 2014, the notes were amended to modify the conversion rate to $3.75 per share. In August 2015, the conversion rate was further reduced to $0.05 per share. The Company recorded additional expense of $1,660,753 as a result of the reduction in conversion price which is recorded as a loss on modification of convertible debt. The principle balance of the notes as of August 31, 2015 was $370,000 in the aggregate and the notes are due on demand.

On December 17, 2013, the Company signed a convertible note agreement with a third party in which the party loaned $32,500 subject to annual interest of 8%. The note matured on September 21, 2014 and was convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On June 25, 2014, a derivative liability of $25,723 was recorded as a debt discount and amortized over the term of the note. On December 1, 2014, default interest in the amount of $16,250 was added to the principle balance of the note. During the six months ended August 31, 2015, the lender converted $38,290 in principle in exchange for 31,801 shares of common stock and the note was paid in full.

On January 27, 2014, the Company signed a convertible note agreement with a third party in which the party loaned $32,500 subject to annual interest of 8%. The note matured on October 29, 2014 and was convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On July 26, 2014, the note became convertible and the embedded conversion option required derivative accounting to the variable conversion rate. On July 26, 2014, a derivative liability of $23,228 was recorded as a debt discount and amortized over the term of the note. During the twelve months ended February 28, 2015, default interest of $16,250 was added to the principle balance of the note and an additional derivative liability of $11,014 was recorded. During the six months ended August 31, 2015, the lender converted $51,350 in principle in exchange for 43,421 shares of common stock and the note was paid in full.

On July 8, 2014, the Company signed a convertible note agreement with a third party in which the party loaned $21,150 subject to annual interest of 8%. The note matures on April 9, 2015 and was convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On January 4, 2015, the note became convertible and the embedded conversion option required derivative accounting to the variable conversion rate. On January 4, 2015, a derivative liability of $11,138 was recorded as a debt discount to be amortized over the term of the note. During the twelve months ended February 28, 2015, default interest of $10,575 was added to the principle balance of the note and an additional derivative liability of $7,136 was recorded. During the six months ended August 31, 2015, the lender converted $31,725 in principle in exchange for 134,751 shares of common stock and the note was paid in full.

On September 3, 2014, the Company signed a convertible note agreement with a third party in which the party loaned $32,500 subject to annual interest of 8%. The note matures on June 5, 2015 and was convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On March 2, 2015, the note became convertible and the embedded conversion option will require derivative accounting due to the variable conversion rate. During the twelve months ended February 28, 2015, default interest of $16,250 was added to the principle balance of the note and an additional derivative liability of $9,264 was recorded. During the six months ended August 31, 2015, the lender converted $1,740 in principle in exchange for 15,467 shares of common stock. In the same period, the Company paid $48,750 in cash and the note was paid in full.

On September 9, 2014, the Company executed a $35,000 Convertible Promissory Note bearing interest on the unpaid balance at the rate of 12% on the original principal amount. The principle amount due on the note shall be prorated based upon the consideration actually received by the Company, plus an approximate 10% original issue discount that is prorated based upon the consideration actually received as well as any other interest or fees. Under the terms of the note, the Company is not required to repay any unfunded portion of the note. The Maturity Date is two years from the Effective Date of each payment and is the date upon which the principal sum of this Note, as well as any unpaid interest and other fees, shall be due and payable. The conversion price was the lesser of $56.25 or 60% of the lowest trade price in the 25 trading days previous to the conversion. During the six months ended August 31, 2015, the lender converted $43,565 in principle in exchange for 57,504 shares of common stock and the note was paid in full.

On January 12, 2015, the Company signed a convertible note agreement with a third party in which the party loaned $16,000 subject to annual interest of 8%. The note matured on October 14, 2015 and was convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On July 11, 2015, the note became convertible and the embedded conversion option required derivative accounting to the variable conversion rate. During the twelve months ended February 28, 2015, default interest of $8,000 was added to the principle balance of the note and an additional derivative liability of $4,636 was recorded. During the six months ended August 31, 2015, the Company satisfied the remaining principle of $24,000 in the form of cash payment of $21,250 and the balance of $2,750 was recorded against the discount on the note for early payment.

Amortization expense on the debt discounts for the six months ended August 31, 2015 amounted to $447,365 and notes are carried at $1,043,844, net of unamortized discounts of $25,604.

NOTE 6– Derivative Liabilities

The Company records the fair value of the conversion features of the convertible notes disclosed in Note 4 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative liability was calculated using a multi-nominal lattice model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. During the six months ended August 31, 2015, the Company recorded a loss on the change in fair value of derivative liability of $187,208.

The following table summarizes the changes in derivative liabilities during the six months ended August 31, 2015:

Balance as of February 28, 2015	$ 130,103
Fair value of embedded conversion derivative liability at issuance	50,558
Reclassification of derivatives upon conversion or redemption of convertible debt	(222,317)
Unrealized derivative losses included in other expense	187,208
Ending balance as of August 31, 2015	$ -0-

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

NOTE 7 – Equity

During the six months ended August 31, 2015, amortization expense recognizing the fair value of vested stock options was $244,757. Expected future expense related to the expected vesting of options is $215,091.

The following table summarizes the Company’s stock options activity as of August 31, 2015:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Exercisable	Weighted Average Remaining Life
Balance, August 31, 2015	38,050,000	$0.11	$ -	29,700,000	4.04

On August 24, 2015, the Board of Directors of the Company approved a reverse split of the Company’s commons stock at a ratio of one for one thousand two hundred and fifty (1,250) shares, (1-for-1,250). As of August 24, 2015, (prior to the Reverse Split), we had 439,445,822 shares of common stock outstanding and 460,554,178 common shares available for issuance. Upon effectiveness (September 25, 2015) of the Reverse Split, the Company will remain authorized to issue 900,000,000 common shares and have 351,557 shares outstanding with the ability to issue 899,648,443 additional common shares. The Company’s financial statements for the six months ended August 31, 2015 have been retroactively adjusted to reflect the stock split made effective on September 25, 2015.

The table below illustrates the capitalization of our outstanding shares before and after the Reverse Split.

Capitalization	Prior to the Reverse Split	After the Reverse Split
Common stock(1)
Authorized	900,000,000	900,000,000
Issued and Outstanding	439,445,822	351,557
Available for Issuance	460,554,178	899,648,443
Series A Preferred stock(2,4)
Authorized	3,000,000	3,000,000
Issued and Outstanding	3,000,000	3,000,000
Available for Issuance	-	-
Series B Preferred stock(3,4)
Authorized	20,000,000	20,000,000
Issued and Outstanding	20,000,000	20,000,000
Available for Issuance	-	-

(1)	Each one (1) share of our Common Stock entitles the holder to one (1) vote per share on all matters submitted to a vote of our stockholders.

(2)	Each one (1) share of our Series A Preferred Stock entitles the holder to two hundred (200) votes per share on all matters submitted to a vote of our stockholders.

(3)	Each one (1) share of our Series B Preferred Stock entitles the holder to one (1) vote per share on all matters submitted to a vote of our stockholders.

(4)	As a result of the 3,000,000 Series A Preferred shares and 20,000,000 Series B Preferred shares, held by Biodynamic Molecular Technologies, LLC, it holds an aggregate of 620,000,000 common shares or 59% of the votes, which entitle it to determine the outcome of all matters submitted to a vote of our stockholders.

During the six months ended August 31, 2015, the Company issued 282,944 shares of common stock upon the conversion of debt, for an aggregate value of $166,670. (see Note 4)

During the six months ended August 31, 2015, the Company issued 600 shares of common stock as compensation for services for an aggregate value of $158.

During the six months ended August 31, 2015, the Company issued 12,000 shares of common stock to an investor on a note payable for a value of $27,049. (see Note 4)

During the six months ended August 31, 2015, the Company received $100,000 from an investor in exchange for shares of common stock in the Company equal to 5% of the total outstanding shares of common stock as of January 31, 2016. As of August 31, 2015, the number of shares have yet to be determined.

During the six months ended August 31, 2014, the Company issued 2,000,000 shares of its Series A Preferred Stock.

NOTE 8 – Commitments and Contingencies

Acquisition and Assignment

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

Other terms of the Agreement include:

Radiant shall pay all future intellectual property costs for the Licensed Patent, including all costs incident to the United States and foreign applications, patents and like protection, including all costs incurred for filing, prosecution, issuance and maintenance fees as well as any costs incurred in filling continuations, continuations-in-part, divisional s or related applications and any improvements, re-examination or reissue proceedings.

Radiant agrees to appoint Li to the Radiant Advisory Board with compensation for such appointment to be commensurate with other members when remuneration is commended.

Radiant agrees to offer Li an Executive position for any subsidiary corporation responsible for operating the above Licensed Products for which the subsidiary becomes profitable.  As part of the position, salary and executive benefit compensation will be offered, terms to be negotiated at time of offer.

Radiant shall pay Li a royalty of twenty-two percent (22%) of the Net Profit of the Licensed Product (“the Royalty”) made during the term of this Agreement.

The Royalty owed to Li shall be calculated on a quarterly calendar basis (“Royalty Period”) and shall be payable no later than thirty (30) days after the termination of the preceding full Royalty Period i.e., commencing on the first (1st) day of January, April, July and October, except that the first and last Royalty Periods may be "short," depending on the effective date of this Agreement.

For each Royalty Period, Radiant shall provide Li with a written royalty statement in a form acceptable to Li.  Such royalty statement shall be certified as accurate by a duly authorized officer of Radiant.  Such statements shall be furnished to Li regardless of whether any Licensed Products were sold during the Royalty Period or whether any actual Royalty was owed.

Dilutive Stock Issuances

Pursuant to its sale of common stock in August 2015, the Company is obligated to issue a number of shares equal to 5% of the total shares outstanding as of January 31, 2016. (see note 7)

Litigation

The Company may become involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, excepts as discussed herein, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity. As of August 31, 2015, the Company is not involved in any material legal matters.

NOTE 9 – Related Party Transactions

In July 2014, the Company issued a note payable in the aggregate amount of $250,000 for the purchase of intellectual property from a commonly owned entity. Because of the common ownership, the intellectual property was not marked to fair value and the Company recognized a loss for the amount of the notes, which is included in loss on acquisition of intellectual property from a commonly controlled entity on the condensed consolidated statements of operations. The note is non-interest bearing, matures in 24 months from issuance, and requires principal payments of at least $25,000 every 180 days. During the six months ended August 31, 2015, the remaining balance of $116,337 was paid in full.

In September 2014, the Company issued a note in the amount of $7,900 to a commonly controlled entity for cash. The note is payable in two years from issuance, and accrues interest, payable monthly, at an annual rate of 10%. During the six months ended August 31, 2015, the remaining balance of $7,900 was paid in full.

On March 3, 2014, the Company executed employment agreements for its Officers that included annual compensation in equal amounts of $156,000 annually, a $75,000 signing bonus, and 6,000,000 shares of common stock options. Prior to the current period ending August 31, 2015, the Officers had elected to forego their annual compensation; however, the Company elected to accrue $303,000 in related compensation to its Officers. Subsequent to August 31, 2015, the Company converted the deferred compensation to 3,030,000 shares of common stock.

During the six months ended August 31, 2014, the Company issued 2,000,000 shares of its Series A Preferred Stock.

NOTE 10 – Subsequent Events

Effective September 25, 2015, the Company’s commons stock was approved for a stock split at a ratio of one for one thousand two hundred and fifty (1,250) shares, (1-for-1,250). As of August 31, 2015, (prior to the Reverse Split), we had 439,445,822 shares of common stock outstanding and 460,554,178 common shares available for issuance. Upon effectiveness (September 25, 2015) of the Reverse Split, the Company will remain authorized to issue 900,000,000 common shares and have 351,557 shares outstanding with the ability to issue 899,648,443 additional common shares. The Company’s financial statements for the six months ended August 31, 2015 retroactively reflect the stock split made effective on September 25, 2015.

On October 5, 2015, the Company’s Board of Directors agreed to convert $303,000 in deferred compensation to its Officers into an aggregate of 3,030,000 shares of its common stock.

On October 12, 2015, the Company issued 1,562,500 shares of its common stock to an investor in exchange for $30,000.

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

Introduction

Effective May 21, 2012, a change of control took place and Clarent Services Corp. acquired from Half Moon Bay Holdings, LLC, 20,000 shares of common stock of the Company, representing all of Half Moon Bay’s holdings of the Company.  The shares constituted approximately 83.33% of the thirty million (24,000) issued and outstanding shares of common stock of the Company. There are no arrangements or understandings among members of the former and new control groups and their associates with respect to election of directors or other matters.

Recent Corporate Developments

On June 20, 2013, a change of control of the Company occurred when Biodynamic Molecular Technologies, LLC a privately held company organized in the State of Florida acquired from Clarent Services Corp., the former majority stockholder of the Company, in a private transaction, 20,000 restricted shares of common stock, par value $0.00001 per share of the Company.

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

As of August 31, 2015, we had cash of $3,590, a working capital deficit of $1,032,670, and an accumulated deficit of $10,564,116. As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

Off-Balance Sheet Arrangements

None.

Financing Requirements

From December 29, 2005 (Inception) to August 31, 2015, we have suffered cumulative losses of $16,327,571. We expect to continue to incur substantial losses as we continue the growth of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives.

Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, we do not have any financing arrangements currently in place and there can be no assurance that we will be able to obtain sufficient financing when needed. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has a working capital deficit of $882,670 and has incurred net losses of $16,327,571 for the period from December 29, 2005 (inception) to August 31, 2015 and the Company will require additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing the company’s marketing and business plans and the pursuit of other business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, we are dependent upon shareholders of the Company to continue meeting our operating costs.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

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

At August 31, 2015, we had $3,590 in cash, $1,886,975 in liabilities, and an accumulated deficit of $16,327,571. Our primary source of liquidity has been from loans from a majority shareholder(s) and loans from outside parties.  As of August 31, 2015, the Company owed $1,532,785 in notes and accrued interest.

Net cash used in operating activities was $648,307 during the six months ended August 31, 2015. The Company’s operating expenses for the six month period included executive compensation, marketing, and office administration expenses. The expenses were funded through proceeds from loans and notes payable and the issuance of common stock of the Company.

There were no investing activities during the six months ended August 31, 2015.

Cash provided by financing activities was $636,604 during the six months ended August 31, 2015. The Company’s financed its operations through loans and notes payable, the issuance of common stock of the Company, and through the sale of common stock of its subsidiary.

Our expenses to date are largely due to professional fees that include accounting and legal fees, executive compensation, and interest expense.

Net Loss

We incurred a net loss of $6,367,524 and $561,810 for the three months ended August 31, 2015 and 2014, respectively.  Our basic and diluted loss per share was $(20.42) and $(12.91) for the three months ended August 31, 2015 and 2014, respectively.

We incurred a net loss of $7,396,249 and $2,458,941 for the six months ended August 31, 2015 and 2014, respectively.  From inception, we have an accumulated deficit of $16,327,571.  Our basic and diluted loss per share was $(32.58) and $(56.05) for the six months ended August 31, 2015 and 2014, respectively.

Operating and Administration Expenses

Operating expenses for the three months ended August 31, 2015 were $700,669 as compared to $740,159 for the three months ended August 31, 2014.  The decrease is attributable to lower stock compensation expense.

Operating expenses for the six months ended August 31, 2015 and 2014 were $1,216,749 and $3,059,529, respectively. The decrease is attributable to lower stock compensation expense. Expenses consisted primarily of office administration, professional and regulatory compliance, investor relations and interest expense.

Other Income/Expense

For the three months ended August 31, 2015, the Company recognized other expenses of $5,681,272 as compared to other income in the amount of $147,096 for the three months ended August 31, 2014. The change is the result of changes in interest expense from amortization of debt discounts, fluctuations in derivative related costs, and loss on modification of convertible debt.

For the six months ended August 31, 2015, the Company recognized other expenses of $6,210,575 as compared to other income in the amount of $228,334 for the six months ended August 31, 2014. The change is the result of changes in interest expense from amortization of debt discounts, fluctuations in derivative related costs, and loss on modification of convertible debt.

Common and Preferred Stock

We are authorized by our Amended and Restated Articles of Incorporation and our Additional Articles of Incorporation to issue an aggregate of 1,001,000,000 shares of capital stock, of which 900,000,000 are shares of common stock, par value $0.00001 per share and 101,000,000 are shares of preferred stock, par value $0.00001 per share.

On August 24, 2015, the Board of Directors of the Company approved a reverse split of the Company’s commons stock at a ratio of one for one thousand two hundred and fifty (1,250) shares, (1-for-1,250). As of August 24, 2015, (prior to the Reverse Split), we had 439,445,822 shares of common stock outstanding and 460,554,178 common shares available for issuance. Upon effectiveness (September 25, 2015) of the Reverse Split, the Company will remain authorized to issue 900,000,000 common shares and have 351,557 shares outstanding with the ability to issue 899,648,443 additional common shares. The Company’s financial statements for the six months ended August 31, 2015 have been retroactively adjusted to reflect the stock split made effective on September 25, 2015.

As of August 31, 2015, 351,557 shares of Common Stock were issued and outstanding and there were 79 shareholders of our Common Stock. Also at August 31, 2015, there were 3,000,000 Series A – Super Voting Control shares outstanding and 20,000,000 Series B shares of Preferred Stock issued and outstanding.

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

On August 31, 2015, our President, Gary R. Smith, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relate to the lack of proper segregation of duties and lack of a formal audit committee. Additionally, the Company does not maintain adequate accounting personnel to ensure transactions are properly identified, accounted for, and disclosed in the financial statements.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the second fiscal quarter ended August 31, 2015 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of August 31, 2015, we had cash on hand of $3,590 and a working capital deficit of $882,670.

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

THE RADIANT CREATIONS GROUP, INC.

Dated: October 20, 2015	By: /s/ Michael Alexander Michael Alexander, Chief Executive Officer

Dated: October 20, 2015	By: /s/ Gary D. Alexander Gary D. Alexander, Chief Financial Officer

