Form 10-Q
period 2015-11-30
RADIANT CREATIONS GROUP, INC.
filed 2016-02-02
CIK 1372184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock and preferred stock , as of the latest practicable date: As of January 15, 2015, the Issuer had 21,334,537 shares of common stock outstanding and 3,000,000 share of Series A Super Voting Control preferred stock and 20,000,000 shares of Series B preferred stock issued and outstanding.

ITEM 1. FINANCIAL INFORMATION

THE RADIANT CREATIONS GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	February 28,
	2015	2015
	(Unaudited)
ASSETS
Cash	$60,156	$15,293
Holdback receivable	90,478	75,447
Prepaid expenses and other assets	15,150	15,150
Due from related party	4,700	—
Inventory	70,871	39,752
Total current assets	241,355	145,642

Property and equipment, net of depreciation	7,435	8,935

Patent pending	13,935	—

Total assets	$262,725	$154,577

LIABILITIES AND DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$23,468	$13,100
Accrued interest	218,247	171,908
Deferred compensation	117,000	—
Notes payable - related party	—	124,237
Convertible notes payable	370,000	596,515
Notes payable	116,000	135,000
Derivative liabilities	—	130,103
Total current liabilities	844,715	1,170,863

Long Term Liabilities:
Convertible notes payable, net of discount	676,484	192,237
Notes payable	190,000	40,000
Total long-term liabilities	866,484	232,237

Total liabilities	1,711,199	1,403,100

COMMITMENTS AND CONTINGENCIES

Deficit
Series A Preferred at $0.00001 par value, 3,000,000 shares authorized, 3,000,000 and 1,000,000 shares issued and outstanding, respectively	30	10

Series B Preferred at $0.00001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding	200	200
Common stock at $0.00001 par value: 900,000,000 shares authorized, 20,186,578 and 56,013 shares issued and outstanding, respectively	202	1
Additional paid in capital	15,117,240	7,812,709
Accumulated deficit	(16,812,093)	(9,093,629)
Total Radiant stockholder’s deficit	(1,694,421)	(1,280,709)

Non-controlling interest in subsidiary	245,947	32,186

Total Deficit	(1,448,474)	(1,248,523)

TOTAL LIABILITIES AND DEFICIT	$262,725	$154,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE RADIANT CREATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014

REVENUE, NET	$143,027	$69,082	$192,004	$477,538

COST OF REVENUE	(1,091)	103,608	16,811	139,810

GROSS PROFIT (LOSS)	144,118	(34,526)	175,193	337,728

Operating Expenses:
General and administrative expenses	568,615	434,522	1,784,464,	3,489,474
Depreciation	600	450	1,500	1,350
Inventory write-off	—	—	—	3,676
Total operating expenses	569,215	434,972	1,785,964	3,494,500

Operating loss	(425,097)	(469,498)	(1,610,771)	(3,156,772)

Other Income (Expense):
Interest expense	(38,107)	(163,620)	(536,986)	(410,864)
Bad debt recovery	—	—	—	195,534
Loss on purchase of intellectual property from related party	—	(726,000)	(17,800)	(726,000)
Loss on modification of convertible debt	—	—	(5,506,688)	—
Gain/(Loss) on derivative liabilities	—	(50,684)	(187,208)	229,359
Total other income/(expense), net	(38,107)	(940,304)	(6,248,682)	(711,971)

NET LOSS	$(463,204)	$(1,409,802)	$(7,859,454)	$(3,868,743)

LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARY	$81,324	$—	$140,990	$—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(381,880)	$(1,409,802)	$(7,718,464)	$(3,868,743)

NET LOSS PER COMMON SHARE - Basic and Diluted*	$(1.78)	$(43.03)	$(16.41)	$(96.25)

Weighted Common Shares Outstanding
- Basic and Diluted*	214,341	32,764	470,432	40,194

*The Company’s financial statements have been retroactively adjusted to reflect a 1:1,250 reverse split of our common stock made effective September 25, 2015.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE RADIANT CREATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	November 30, 2015	November 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,859,454)	$(3,868,743)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	1,500	1,350
(Gain)/Loss on derivative liabilities	187,208	(229,359)
Default interest paid with convertible debt issuance		10,000
Loss on modification of convertible debt	5,506,688
Amortization of debt discounts	450,005	309,055
Stock based compensation	652,861	2,862,313
Loss on purchase of intellectual property from related party	17,800	726,000
Write off of inventory	—	3,676
Changes in operating assets and liabilities:
Inventory	(31,119)	(9,130)
Prepaid expenses	—	(35,909)
Reserves	(15,031)	—
Deferred compensation	117,000	—
Accounts receivable	—	(9,055)
Accounts payable and accrued interest	56,707	66,640

NET CASH USED IN OPERATING ACTIVITIES	(915,835)	(173,162)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(1,767)
Payment of patent costs	(13,935)	—

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(13,935)	(1,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party notes	(123,067)	(120,753)
Payments on related notes payable	(19,000)	—
Proceeds from (Payments on) related party convertible debt	(70,000)	64,307
Proceeds from short term notes and convertible notes	152,600	84,997
Proceeds from issuance of common stock	130,140	—
Sale of common stock of subsidiary	903,960	30,000

NET CASH PROVIDED BY FINANCING ACTIVITIES:	974,633	58,551

NET CHANGE IN CASH	44,863	(116,378)

Cash at Beginning of Period	15,293	120,875

Cash at End of Period	$60,156	$4,497

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$40,190	$—
Cash paid for taxes	$—	$—
NON-CASH FINANCING AND INVESTMENT ACTIVITIES:
Conversion of convertible debt to common shares	$166,670	$135,633
Reclass of derivative to additional paid in capital	$167,816	$—
Debt extinguished for common stock	$303,000	$—
Exchange of common stock for preferred stock	$—	$476,000
Payment of prepaid marketing fees with note payable	$—	$240,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE RADIANT CREATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – Organization and Significant Accounting Policies

Nature of Business

On June 20, 2013, following a change of control and subsequent acquisition of an exclusive license agreement, for the use of certain assets and processes related to innovative technologies in skin protection and enhancement, which consist of various proprietary products including an anti-aging and revitalizing skin cream generally sold under the "Radiant Creations" label, the Company changed its principal business to the development and marketing of unique and proprietary scientific technologies and cosmetic and over-the-counter personal enhancement products and devices. The Company currently sells its products exclusively over the internet to customers located globally.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. As of November 30, 2015 and February 28, 2015, the Company had no cash equivalents.

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

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. As of November 30, 2015, the number of potentially dilutive shares consisted of 25,200,848 shares underlying convertible debt as well as options to acquire 30,440 shares. As of November 30, 2014, the number of potentially dilutive shares consisted of 220,767 shares underlying convertible debt. For the nine months ended November 30, 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Share-based expense for the nine month period ended November 30, 2015 and 2014 was $652,861 and $2,862,313, respectively.

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

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has a working capital deficit of $603,360 as of November 30, 2015 and has incurred net losses since inception. The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing its marketing and business plans and the pursuit of business opportunities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Non-controlling Interest

NIT Enterprises, Inc. was incorporated in the state of Delaware on May 12, 2014 and is doing business in the State of Florida. The Company is under common control with the management of Radiant Creations Group and was formed to permit Radiant Creations Group to “spin-off” the Nucleotide technology it holds. As of November 30, 2015, the Company holds 58.51% of NIT and 41.49% is held by a non-controlling interest.

NOTE 4 – Notes Payable

Notes payable

The Company has two notes with outstanding balances as of November 30, 2015 of $75,000 and $5,000 which are subject to annual interest of 15% and matured on November 29, 2014 and January 31, 2015, respectively.

In April 2015, the Company issued a note payable in the amount of $150,000 for cash. The note matures in 24 months and accrues interest at an annual rate of 12%. The holder of the note also received 12,000 shares of common stock with a fair value of $33,000 based on the trading price of the shares on the date of issuance. The Company allocated $27,049 of the proceeds from the note to the common stock, which was recorded as a discount against the debt to be amortized through maturity. As of November 30, 2015, the note is carried at $127,036, net of unamortized discount of $22,964.

In October 2014, the Company issued a demand note in the amount of $50,000 for cash. The note is due on demand and accrues interest at an annual rate of 12%. As of November 30, 2015, the principle balance on the note was $36,000.

In July 2014, the Company issued a note payable in the amount of $40,000 for cash. The note matures in 36 months and accrues interest at an annual rate of 10%, payable quarterly. As of November 30, 2015, the principle balance remaining on the note is $40,000.

Notes payable - related parties

In July 2014, the Company issued a note payable in the aggregate amount of $250,000 for the purchase of intellectual property from a commonly owned entity. Because of the common ownership, the intellectual property was not marked to fair value and the Company recognized a loss for the amount of the notes, which is included in loss on acquisition of intellectual property from a commonly controlled entity on the condensed consolidated statements of operations. The note was non-interest bearing, matured in 24 months from issuance, and required principal payments of at least $25,000 every 180 days. During the nine months ended November 30, 2015, the remaining balance of $116,337 was paid in full.

In September 2014, the Company issued a note in the amount of $7,900 for cash. The note was payable in two years from issuance, and accrued interest, payable monthly, at an annual rate of 10%. During the nine months ended November 30, 2015, the remaining balance of $7,900 was paid in full.

NOTE 5 – Convertible Notes Payable

Note Date	Maturity Date	Face Amount	Eligible for Conversion	Conversion Date	Amounts Converted / Cash Paid*	Balance Outstanding
05/21/2013	09/20/2016	$900,448	06/15/2013	N/A 09/19/2013 11/20/2013	$31,000* $100,000 $70,000	$869,448 $769,448 $699,448
06/27/2013	$100,000 due 12/12/2014 (in default) $270,000 no due date	$370,000	06/27/2013	-	-	$370,000
11/19/2013	08/21/2014	$78,500 $10,000 Default	05/19/2014	06/13/2014 07/01/2014 07/11/2014 07/21/2014 11/19/2014 12/01/2014 12/12/2014 12/16/2014 01/23/2015	$12,000 $12,000 $15,000 $19,500 $7,235 $5,635 $6,395 $5,780 $4,955	$66,500 $54,500 $39,500 $20,000 $30,000 $22,765 $17,130 $10,735 $4,955 $ -0-
12/17/2013	09/21/2014	$32,500 $16,250 Default	06/15/2014	- 02/02/2015 02/05/2015 03/06/2015 03/09/2015 03/16/2015 03/23/2015 03/24/2015 03/31/2015 03/31/2015	- $4,430 $6,030 $3,515 $3,515 $3,515 $3,760 $9,560 $2,675 $11,750	$32,500 $48,750 $44,320 $38,290 $34,775 $31,260 $27,445 $23,985 $14,425 $11,750 $-0-
01/27/2014	10/29/2014	$32,500 $16,250 Default	07/26/2014	- 04/07/2015 04/08/2015 04/15/2015 04/22/2015 04/29/2015 05/01/2015	- $7,495 $10,685 $10,500 $11,540 $8,000 $530	$32,500 $48,750 $41,225 $30,570 $20,070 $8,530 $530 $-0-

07/08/2014	04/09/2015	$21,150 $10,575 Default	01/04/2015	- 05/07/2015 05/14/2015 05/19/2015 05/26/2015 06/15/2015 06/17/2015 06/25/2015 06/26/2015 06/29/2015 07/01/2015 07/06/2015 07/09/2015 07/14/2015	- $4,320 $3,165 $2,400 $1,820 2,655 2,655 2,655 2,510 2,235 2,235 2,235 2,095 745	$21,150 $31,725 $27,405 $24,240 $21,840 $20,020 $17,365 $14,710 $12,055 $9,545 $7,310 $5,075 $2,840 $745 $-0-
09/03/2014	06/05/2015	$32,500 $16,250 Default	03/03/2015 08/05/2015	- N/A	- $48,750*	$32,500 $48,750 $-0-
09/10/2014	09/10/2016	$35,000	09/10/2014	03/27/2015 03/31/2015 04/07/2015 04/15/2015 04/22/2015 05/01/2015 05/07/2015 05/15/2015	- $3,320 $3,802 $4,373 $5,013 $6,630 $4,608 $5,232 $2,023	$35,000 $31,680 $21,878 $23,506 $18,493 $11,863 $7,255 $2,023 $-0-
01/12/2015	10/14/2015	$16,000 $8,000 Default Note paid off at discount	07/11/2015	- N/A N/A	- $21,250* $ 2,750	$16,000 $24,000 $2,750 $-0-
Totals		$1,595,923	-	-	Converted $ 425,475 Cash paid $ 101,000*	$1,069,448

Convertible notes payable

During 2011, 2012 and 2013, the Company obtained loans totaling $720,000. These loans were unsecured and bore interest at 10%. In 2013, the loans (including accrued interest of $140,448) in the amount of $900,448 were converted to a Convertible Note Payable due to Southwest Financial bearing interest at 10% per annum. Following cash payments of $31,000 and conversions to common stock of $170,000 later in fiscal 2013, the Company owed $699,448. The notes were initially convertible at the option of the Holder at fixed rate of $93.75 per share and matured on September 20, 2015. In September 2014, the conversion rate was amended to a fixed rate of $3.75 per share. The Company recorded additional expense of $3,845,935 as a result of the reduction in conversion price which is recorded as a loss on modification of convertible debt. The Company paid no principal cash payments on these notes during the nine months ended November 30, 2015. The principle balance of the note was $699,448 as of November 30, 2015.

As of February 28, 2015, the Company owed convertible notes totaling $370,000 to third parties including accrued interest of another $4,041. Interest is 10% annually and is to be paid currently. The notes may be converted at the option of the Holder at a fixed rate of $93.75 per share. In February 2014, the notes were amended to modify the conversion rate to $3.75 per share. In August 2015, the conversion rate was further reduced to $0.05 per share. The Company recorded additional expense of $1,660,753 as a result of the reduction in conversion price which is recorded as a loss on modification of convertible debt. The principle balance of the notes as of November 30, 2015 was $370,000 in the aggregate and the notes are due on demand.

On December 17, 2013, the Company signed a convertible note agreement with a third party in which the party loaned $32,500 subject to annual interest of 8%. The note matured on September 21, 2014 and was convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On December 1, 2014, default interest in the amount of $16,250 was added to the principle balance of the note. During the nine months ended November 30, 2015, the lender converted $38,290 in principle in exchange for 31,801 shares of common stock and the note was paid in full.

On January 27, 2014, the Company signed a convertible note agreement with a third party in which the party loaned $32,500 subject to annual interest of 8%. The note matured on October 29, 2014 and was convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On July 26, 2014, a derivative liability of $23,228 was recorded as a debt discount and amortized over the term of the note. During the twelve months ended February 28, 2015, default interest of $16,250 was added to the principle balance of the note. During the nine months ended November 30, 2015, the lender converted $51,350 in principle in exchange for 43,421 shares of common stock and the note was paid in full.

On July 8, 2014, the Company signed a convertible note agreement with a third party in which the party loaned $21,150 subject to annual interest of 8%. The note matures on April 9, 2015 and was convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. During the twelve months ended February 28, 2015, default interest of $10,575 was added to the principle balance of the note. During the nine months ended November 30, 2015, the lender converted $31,725 in principle in exchange for 134,751 shares of common stock and the note was paid in full.

On September 3, 2014, the Company signed a convertible note agreement with a third party in which the party loaned $32,500 subject to annual interest of 8%. The note matures on June 5, 2015 and was convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. During the twelve months ended February 28, 2015, default interest of $16,250 was added to the principle balance of the note. During the nine months ended November 30, 2015, the lender converted $1,740 in principle in exchange for 15,467 shares of common stock. In the same period, the Company paid $48,750 in cash and the note was paid in full.

On September 9, 2014, the Company executed a $35,000 Convertible Promissory Note bearing interest on the unpaid balance at the rate of 12% on the original principal amount. The principle amount due on the note shall be prorated based upon the consideration actually received by the Company, plus an approximate 10% original issue discount that is prorated based upon the consideration actually received as well as any other interest or fees. Under the terms of the note, the Company is not required to repay any unfunded portion of the note. The Maturity Date is two years from the Effective Date of each payment and is the date upon which the principal sum of this Note, as well as any unpaid interest and other fees, shall be due and payable. The conversion price was the lesser of $56.25 or 60% of the lowest trade price in the 25 trading days previous to the conversion. During the nine months ended November 30, 2015, the lender converted $43,565 in principle in exchange for 57,504 shares of common stock and the note was paid in full.

On January 12, 2015, the Company signed a convertible note agreement with a third party in which the party loaned $16,000 subject to annual interest of 8%. The note matured on October 14, 2015 and was convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On July 11, 2015, the note became convertible and the embedded conversion option required derivative accounting to the variable conversion rate. During the twelve months ended February 28, 2015, default interest of $8,000 was added to the principle balance of the note. During the nine months ended November 30, 2015, the Company satisfied the remaining principle of $24,000 in the form of cash payment of $21,250 and the balance of $2,750 was recorded against the discount on the note for early payment.

Amortization expense on the debt discounts for the nine months ended November 30, 2015 amounted to $450,005 and notes are carried at $1,570,731, net of unamortized discounts of $22,964.

NOTE 6– Derivative Liabilities

The Company records the fair value of the conversion features of the convertible notes disclosed in Note 4 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative liability was calculated using a multi-nominal lattice model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. During the nine months ended November 30, 2015, the Company recorded a loss on the change in fair value of derivative liability of $187,208.

The following table summarizes the changes in derivative liabilities during the nine months ended November 30, 2015:

Balance as of February 28, 2015	$ 130,103
Fair value of embedded conversion derivative liability at issuance	50,558
Reclassification of derivatives upon conversion or redemption of convertible debt	(222,317)
Unrealized derivative losses included in other expense	187,208
Ending balance as of November 30, 2015	$ -0-

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

NOTE 7 – Equity

During the nine months ended November 30, 2015, amortization expense recognizing the fair value of vested stock options was $349,861. Expected future expense related to the expected vesting of options is $109,987.

The following table summarizes the Company’s stock options activity as of November 30, 2015:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Exercisable	Weighted Average Remaining Life
Balance, November 30, 2015	38,050,000	$0.11	$—	29,700,000	3.79

On August 24, 2015, the Board of Directors of the Company approved a reverse split of the Company’s commons stock at a ratio of one for one thousand two hundred and fifty (1,250) shares, (1-for-1,250). As of August 24, 2015, (prior to the Reverse Split), we had 439,445,822 shares of common stock outstanding and 460,554,178 common shares available for issuance. Upon effectiveness (September 25, 2015) of the Reverse Split, the Company remained authorized to issue 900,000,000 common shares and had 351,557 shares outstanding with the ability to issue 899,648,443 additional common shares. The Company’s financial statements for all periods presented have been retroactively adjusted to reflect the stock split made effective on September 25, 2015.

The table below illustrates the capitalization of our outstanding shares before and after the Reverse Split.

Capitalization	Prior to the Reverse Split	After the Reverse Split
Common stock (1)
Authorized	900,000,000	900,000,000
Issued and Outstanding	439,445,822	351,557
Available for Issuance	460,554,178	899,648,443
Series A Preferred stock (2,4)
Authorized	3,000,000	3,000,000
Issued and Outstanding	3,000,000	3,000,000
Available for Issuance	-	-
Series B Preferred stock (3,4)
Authorized	20,000,000	20,000,000
Issued and Outstanding	20,000,000	20,000,000
Available for Issuance	-	-

(1)	Each one (1) share of our Common Stock entitles the holder to one (1) vote per share on all matters submitted to a vote of our stockholders.

(2)	Each one (1) share of our Series A Preferred Stock entitles the holder to two hundred (200) votes per share on all matters submitted to a vote of our stockholders.

(3)	Each one (1) share of our Series B Preferred Stock entitles the holder to one (1) vote per share on all matters submitted to a vote of our stockholders.

(4)	As a result of the 3,000,000 Series A Preferred shares and 20,000,000 Series B Preferred shares held by Biodynamic Molecular Technologies, LLC, a commonly controlled entity, it holds an aggregate of 620,000,000 common shares or 59% of the votes, which entitle it to determine the outcome of all matters submitted to a vote of our stockholders.

During the nine months ended November 30, 2015, the Company issued 282,944 shares of common stock upon the conversion of debt, for an aggregate value of $166,670. (see Note 4)

During the nine months ended November 30, 2015, the Company issued 600 shares of common stock as compensation for services for an aggregate value of $158.

During the nine months ended November 30, 2015, the Company issued 12,000 shares of common stock to an investor on a note payable for a value of $27,049. (see Note 4)

During the nine months ended November 30, 2015, the Company issued 1,562,500 shares of common stock for cash for a value of $30,000.

During the nine months ended November 30, 2015, the Company converted $303,000 in accrued executive compensation to 3,030,000 shares of common stock of the Company.

During the nine months ended November 30, 2015, the Company received $100,000 from an investor in exchange for shares of common stock in the Company equal to 5% of the total outstanding shares of common stock as of January 31, 2016. As of November 30, 2015, 1,683,000 shares have been issued.

During the nine months ended November 30, 2015, the Company issued 13,559,521 shares of common stock to certain investors who previously purchased shares at prices materially above market value. The shares were recorded at par value, consistent with a stock split due to significance.

During the nine months ended November 30, 2015, the Company issued 2,000,000 shares of its Series A Preferred Stock to related parties as consideration for services rendered. The fair value of the shares of $17,800, based on the value of the control feature, was recorded as expense during the nine months ending November 30, 2015.

NIT Enterprises, Inc.

During the nine months ended November 30, 2015, NIT Enterprises issued 110,000 shares of common stock as compensation for services’ The shares were issued at par value

During the nine months ended November 30, 2015, NIT Enterprises issued 3,512,000 shares of common stock for cash consideration of $903,959.

During the nine months ended November 30, 2015, NIT Enterprises issued 3,552,000 preferred shares to investors according to the terms provided in NIT’s cash subscription agreement. The shares were issued at par value.

During the nine months ended November 30, 2015, NIT Enterprises issued 1,000,000 Series A, Super-Voting preferred shares to a founder. The shares were issued at par value.

During the nine months ended November 30, 2015, NIT Enterprises issued 26,000,000 Series B, Founder preferred shares to its founders The shares were issued at par value.

NOTE 8 – Commitments and Contingencies

Acquisition and Assignment

On June 25, 2013, the Company purchased certain assets from The Renewable Corporation, a related party. The purchases included their license, certain assets and processes to innovative technologies in skin protection from the sun, industrial UV sources (such as welding), and reducing collateral damage from medical radiation treatment which consists of various patented skin products generally under the "Radiant Creations" label.

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

The Company may become involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, excepts as discussed herein, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity. As of November 30, 2015, the Company is not involved in any material legal matters.

NOTE 9 – Related Party Transactions

During the nine months ended November 30, 2015, the Company enlisted a related party, Renewable Bioscience Holdings, Inc., to act as a bookkeeping and vending agent for the Company’s majority owned subsidiary, NIT Enterprises, Inc. For the nine months ended November 30, 2015, the Company’s agent disbursed $348,063 in expenses on behalf of the Company which primarily consisted of staff and executive compensation, investor relations expenses, and reimbursements of travel costs.

During the nine months ended November 30, 2015, the Company issued a non-interest bearing demand note receivable to a related party in the amount of $4,700.

In September 2014, the Company issued a note in the amount of $7,900 to a commonly controlled entity for cash. The note was payable in two years from issuance, and accrued interest, payable monthly, at an annual rate of 10%. During the nine months ended November 30, 2015, the remaining balance of $7,900 was paid in full.

In July 2014, the Company issued a note payable in the aggregate amount of $250,000 for the purchase of intellectual property from a commonly owned entity. Because of the common ownership, the intellectual property was not marked to fair value and the Company recognized a loss for the amount of the notes, which is included in loss on acquisition of intellectual property from a commonly controlled entity on the condensed consolidated statements of operations. The note is non-interest bearing, matures in 24 months from issuance, and requires principal payments of at least $25,000 every 180 days. During the nine months ended November 30, 2015, the remaining balance of $116,337 was paid in full.

On March 3, 2014, the Company executed employment agreements for its Officers that included annual compensation in equal amounts of $156,000 annually, a $75,000 signing bonus, and 6,000,000 shares of common stock options. Prior to the current period ending November 30, 2015, the Officers had elected to forego their annual compensation; however, the Company elected to accrue $303,000 in related compensation to its Officers. During the nine months ended November 30, 2015, the Company converted the deferred compensation to 3,030,000 shares of common stock.

During the nine months ended November 30, 2014, the Company issued 2,000,000 shares of its Series A Preferred Stock to related parties as consideration for services rendered. The fair value of the shares of $17,800, based on the value of the control feature, was recorded as expense during the nine months ending November 30, 2015.

NOTE 10 – Subsequent Events

In December 2015, the Company issued 1,147,959 shares of its common stock to certain investors who previously purchased shares at prices materially above market value.

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

Family Relationships

Mr. Gary R. Smith, our Chairman, directly owns fifty percent, Mr. Gary D. Alexander, our CFO, owns twenty five percent, Mr. Michael S. Alexander, our CEO, owns twenty five percent and Mr. Manpreet Singh Thaper has no direct or indirect financial interest in Biodynamic Molecular Technologies, LLC, the majority shareholder of the Company.

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

As of November 30, 2015, we had cash of $60,156, a working capital deficit of $603,360, and an accumulated deficit of $16,812,093. As such, we anticipate that we will require substantial financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

Off-Balance Sheet Arrangements

None.

Financing Requirements

From December 29, 2005 (Inception) to November 30, 2015, we have suffered cumulative losses of $16,812,093. We expect to continue to incur substantial losses as we continue the growth of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives.

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

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has a working capital deficit of $603,360 and has incurred net losses of $16,812,093 for the period from December 29, 2005 (inception) to November 30, 2015 and the Company will require additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing the company’s marketing and business plans and the pursuit of other business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, we are dependent upon shareholders of the Company to continue meeting our operating costs.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

Liquidity and Capital Resources

It is the intent of our management, stockholders, and specifically the majority Shareholder, BioDynamic Molecular Technologies, LLC and our Chairman, Gary R. Smith, our Chief Financial Officer, Gary D. Alexander, our Chief Operating Officer, Manpreet Singh Thaper to provide sufficient working capital necessary to support and preserve the integrity of our Company as a corporate entity.  However, there is no legal obligation for either the majority Shareholder(s) or Officer(s) to provide additional future funding. If our management ceases to provide us the needed financing and we fail to identify any alternative sources of funding, we may have to alter or discontinue our business plan.

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

At November 30, 2015, we had $60,156 in cash, $1,711,199 in liabilities, and an accumulated deficit of $16,812,093. Our primary source of liquidity has been from loans from shareholders and outside parties.  As of November 30, 2015, the Company owed $1,570,731 in notes and accrued interest.

Net cash used in operating activities was $915,835 during the nine months ended November 30, 2015. The Company’s operating expenses for the nine month period included executive compensation, marketing, and office administration expenses. The expenses were funded through proceeds from loans and notes payable and the issuance of common stock of the Company.

During the nine months ended November 30, 2015, net cash used in investing activities was $13,935 which represents payments towards patent costs.

Cash provided by financing activities was $974,633 during the nine months ended November 30, 2015. The Company’s financed its operations through loans and notes payable, the issuance of common stock of the Company, and through the sale of common stock of its subsidiary.

Our expenses to date are largely due to professional fees that include accounting and legal fees, executive compensation, and interest expense.

Revenue

Revenue for the three months ended November 30, 2015 and 2014 was $143,027 and $69,082 respectively, while costs of revenue were ($1,091) and $103,608 for 2015 and 2014, respectively. The abnormal balance in cost of revenue of ($1,091) is a reflection of understated inventory at November 30, 2015. The excess in costs over revenue for the three months ended November 30, 2014 is a reflection of inventory adjustments made whereby inventory was overstated for the period.

Revenue for the nine months ended November 30, 2015 and 2014 was $192,004 and $477,538, respectively, while costs of revenue were $16,811 and $139,810 for 2015 and 2014, respectively. There is a twenty-percent overall increase in gross profit margin for the nine months ending November 30, 2015 as compared to November 30, 2014 and reflects lower production costs and lower fees associated with merchant processor services.

Net Loss

We incurred a net loss of $463,204 and $1,409,802 for the three months ended November 30, 2015 and 2014, respectively.  Our basic and diluted loss per share was $(1.78) and $(43.03) for the three months ended November 30, 2015 and 2014, respectively.

We incurred a net loss of $7,859,454 and $3,868,743 for the nine months ended November 30, 2015 and 2014, respectively.  From inception, we have an accumulated deficit of $16,812,093.  Our basic and diluted loss per share was $(16.41) and $(96.25) for the nine months ended November 30, 2015 and 2014, respectively.

Operating and Administration Expenses

Operating expenses for the three months ended November 30, 2015 were $569,215 as compared to $434,972 for the three months ended November 30, 2014.  The increase is mainly attributable to higher office administration expenses.

Operating expenses for the nine months ended November 30, 2015 and 2014 were $1,785,964 and $3,494,500, respectively. The decrease is attributable to lower stock compensation expense. Expenses consisted primarily of office administration, compensation, professional and regulatory compliance, investor relations and interest expense.

Other Income/Expense

For the three months ended November 30, 2015, the Company recognized other expenses of $38,107 as compared to other expenses in the amount of $940,304 for the three months ended November 30, 2014. The change is the result of lower interest expense from amortization of debt discounts, fluctuations in derivative related costs, and loss on intellectual property from a related party.

For the nine months ended November 30, 2015, the Company recognized other expenses of $6,248,682 as compared to other income in the amount of $711,971 for the nine months ended November 30, 2014. The change is the result of changes in interest expense from amortization of debt discounts, fluctuations in derivative related costs, and loss on modification of convertible debt.

Common and Preferred Stock

We are authorized by our Amended and Restated Articles of Incorporation and our Additional Articles of Incorporation to issue an aggregate of 1,001,000,000 shares of capital stock, of which 900,000,000 are shares of common stock, par value $0.00001 per share and 101,000,000 are shares of preferred stock, par value $0.00001 per share.

On August 24, 2015, the Board of Directors of the Company approved a reverse split of the Company’s commons stock at a ratio of one for one thousand two hundred and fifty (1,250) shares, (1-for-1,250). As of August 24, 2015, (prior to the Reverse Split), we had 439,445,822 shares of common stock outstanding and 460,554,178 common shares available for issuance. Upon effectiveness (September 25, 2015) of the Reverse Split, the Company remained authorized to issue 900,000,000 common shares and had 351,557 shares outstanding with the ability to issue 899,648,443 additional common shares. The Company’s financial statements for all periods presented have been retroactively adjusted to reflect the stock split made effective on September 25, 2015.

As of November 30, 2015, 20,186,578 shares of Common Stock were issued and outstanding and there were 79 shareholders of our Common Stock. Also at November 30, 2015, there were 3,000,000 Series A – Super Voting Control shares outstanding and 20,000,000 Series B shares of Preferred Stock issued and outstanding.

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

On January 22, 2016, our CEO, Michael S. Alexander, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relate to the lack of proper segregation of duties and lack of a formal audit committee. Additionally, the Company does not maintain adequate accounting personnel to ensure transactions are properly identified, accounted for, and disclosed in the financial statements.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the third fiscal quarter ended November 30, 2015 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We May Not be Able to Obtain Additional Financing

As of November 30, 2015, we had cash on hand of $60,156 and a working capital deficit of $603,360.

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

We Have Limited Officers and Directors

Because management consists of only four persons, Gary R. Smith, Chairman, Michael S. Alexander, Director and CEO, Gary D. Alexander, CFO and Corporate Secretary, and Manpreet Singh Thaper, Director and COO will be the only individuals responsible in conducting the day-to-day operations of the Company.  We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our four officers when selecting a target products to market.  Mr. Smith, Messrs. Alexander and Mr. Singh Thaper anticipate devoting only a limited amount of time per month to the business of the Company.  Mr. Smith, Messrs. Alexander and Mr. Singh Thaper all anticipate executing written employment agreements with the Company in the near future however we do not anticipate obtaining key man life insurance on Mr. Smith, Messrs. Alexander or Mr. Singh Thaper. The loss of the services of Mr. Smith, Messrs. Alexander or Mr. Singh Thaper would adversely affect development of our business and our likelihood of continuing operations.

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

THE RADIANT CREATIONS GROUP, INC.

Dated: February 2, 2016	By: /s/ Michael S. Alexander Michael S. Alexander, Chief Executive Officer

Dated: February 2, 2016	By: /s/ Gary D. Alexander Gary D. Alexander, Chief Financial Officer