Form 10-K
period 2016-02-29
RADIANT CREATIONS GROUP, INC.
filed 2018-05-04
CIK 1372184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended February 29, 2016

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 Par Value Per Share. Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act. Yes [  ] No [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ] No [ X ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [  ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fourth fiscal quarter: $2,313,797, based on a price of $0.10, being the price at which the registrant last sold shares of its common stock.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of the year ended February 29, 2016, the registrant had 23,137,979 shares of common stock outstanding.

As of April 20, 2016, the registrant had 25,106,312 shares of common stock outstanding.

2

THE RADIANT CREATIONS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED FEBRUARY 29, 2016

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

MARKETING STRATEGY

Radiant's product marketing plan is based on a 4-part strategy for year 2016. Our strategy is designed to maximize cash inflow from the existing revenues while increasing growth through engaging additional marketing affiliate partners, acquiring additional investment capital infusion and new product development.

The steps are as follows:

1. Current Trial Sale Marketing Program: Our current trial sale marketing program is an on-line continuity model that requires an initial high level of investment capital inflow in order to achieve an extremely high level of gross revenue outflow upon reaching the 3rd billing cycle.

Our customers receive the product on the first trial order at a competitive trial price (the shipping costs). Radiant engages a professional marketing company that acquires the customers at a flat rate acquisition fee, per customer. If the customer chooses to keep the initial product then they are charged the remaining full price of continuing on a monthly basis until the customer chooses to cancel the subscription offer.

The explosive profitability comes into play when the customer is repeatedly retained. The longer one can retain the customer the more profitable the sale becomes as a result of the "one time" (initial) customer acquisition cost. Industry averages for a customer retained longer than three billing cycles is considered an extremely good customer. Additional factors that keep customer retention levels high include good Company/Customer communications, timely customer service response time for customers inquiring about the products and most importantly, an effective product with impressive packaging, which Radiant has achieved.

2. Ad Exchange Marking Group: Management initially engaged Ad Exchange Group (Ad Exchange) as they presented an easy program entry concept including a secondary partnership with an ancillary wrinkle removing eye serum product. The majority of on-line trial sale marketing campaigns are sold in two-part steps. In our program, Revivasol is Step 1 and the wrinkle removing eye serum product is Step 2. Currently, Radiant's Eye Serum product to be paired with Revivasol is under development and is expected to be completed by mid-summer. Working with Ad Exchange Group, we were able to partner with the ancillary product that allowed us to put Revivasol into the hands of the consumer and create a strong reoccurring revenue stream for Radiant Creations.

Using Ad Exchange Group, Radiant is currently running approximately 300 new customer sales per week (traffic). Company sales with Ad Exchange Group began in early February, 2016.

Thereafter, this model based on one Radiant product (Revivasol) will continue to grow organically for six months before plateauing at a level of above $150,000 gross revenue per month or $450,000 gross revenue per quarter. Although confident in our ability to expand the Revivasol revenue stream using the Ad Exchange Group platform Management prefers to diversify its risk by engaging a secondary marking company and expanding its affiliate marketing strategy.

3. Jumbleberry Marketing Group: In order to diversify the Company marketing risk and further expand our affiliate marketing revenue stream, Management has undertaken a strategic partnership with Jumbleberry Marking Group. Jumleberry offers a successful trial sale marketing platform similar to that of Ad Exchange Group which requires Radiant to utilize a two-step product marketing model. Therefore, Radiant has engaged its manufacture AIG Technologies to formulate a fresh and unique wrinkle removing eye serum.

Jumbleberry has been in the online marking industry for several years and has built a strong affiliate marking system that allows customers like Radiant to reach numbers as high as 5,000 new customers per week. With the completion of our step-2 product by early to mid-summer, 2016, Radiant will begin running new customer traffic through the Jumbleberry's platform in addition to existing traffic we continue to run with Ad Exchange Group. Management intends to initially run an additional 700 new sales per week increasing to 900-1200 new sales thereafter. These new sales numbers will produce substantial revenue gross in future quarters through the Jumleberry platform alone.

4. Additional Ad-on Products: With the completion of the Company's 2-step products and engaging the Jumbleberry marketing program Management intends to add two additional ancillary products to both the Ad Exchange Group and the Jumbleberry marketing platforms. The products will include Revivasol SPF-15 and Revivasol Spot Remover. Minimal set-up costs are required for both affiliate marketers as these products will be added onto the existing website sales pages with no additional customer acquisition costs incurred. The products will not be sold as part of the trial sale but as a one-time purchase for customers that desire these products as an up-sell item. Management anticipates these additional sales will produce substantial gross revenue per quarter with a extremely high profit margins as a result of not requiring additional customer acquisition costs or marketing expenses other than website up-grades.

Conclusion: The key factors to accomplishing Managements goals are already completed. The completed tasks include; achieving initial revenue utilizing Ad Exchange Marketing Group, prepayment of product costs expenses for up to 14,000 additional units of Revivasol formula to be manufactured, establishing a successful and effective customer service system, engagement of Jumbleberry Marketing Group as affiliate marketing partner, completed formulas for Revivasol SPF-15 and Revivasol Spot Remover and access to sufficient merchant processing capacity to sustain increase gross revenue.

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

SIGNIFICANT EMPLOYEES

The Company has an Employment Agreement with two officer/directors, including: Michael S. Alexander, Director, CEO and President and Gary D. Alexander, Director, CFO and Corporate Secretary.

RESEARCH AND DEVELOPMENT

We incurred no research and development expenditures to date.

INTELLECTUAL PROPERTY

We own an exclusive licensing agreement with Dr. Yin-Xiong Li, M.D., Ph.D. and one trademark under the name “Revivasol”.

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

Market risks for new skin care products have increased over the past decade. Tight capital markets and reduced R&D budgets have forced the major cosmetic development companies to pursue lower risk, later stage product development. The Majors typically wait until the product has been shown to have the desired effectiveness when risk is lower. On the upside, new product candidates at this stage can reach extraordinary values.

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

As at February 29, 2016, we had cash assets of $2,433 and a working capital deficit of $1,328,307 and an accumulated deficit of $17,205,242. Currently, we are executing our business plan and marketing strategy on a limited basis and continue to sustain an operating deficit. As such, our ability to obtain additional financing may be substantially limited. If sufficient financing is not available or obtainable as and when needed, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment. We currently do not have any financing arrangements in place and there are no assurances that we will be able to acquire financing on acceptable terms or at all.

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

ITEM 2. PROPERTIES.

Principal executive offices:

Center for Innovation

10380 SW Village Center Drive, Suite 352

Port Saint Lucie, FL 34987

Telephone number is: (772) 380-4320

This location is the office of our President, Michael S. Alexander

We currently do not own any real property.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any legal proceedings and, to our knowledge no such proceedings are pending, threatened or contemplated.

ITEM 4. MINING SAFETY DISCLOSURE.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “RCGP”.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of February 29, 2016, there were 96 registered holders of record of our common stock. Some stockholders may hold their shares on deposit with brokers or investment bankers in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

Effective September 25, 2015, the Company’s commons stock was approved for a stock split at a ratio of one for one thousand two hundred and fifty (1,250) shares, (1-for-1,250). As of August 31, 2015, (prior to the Reverse Split), we had 439,445,822 shares of common stock outstanding and 460,554,178 common shares available for issuance. Upon effectiveness (September 25, 2015) of the Reverse Split, the Company will remain authorized to issue 900,000,000 common shares and we had 351,557 shares outstanding with the ability to issue 899,648,443 additional common shares. The Company’s financial statements for the twelve months ended February 29, 2016 retroactively reflect the stock split made effective on September 25, 2015.

During the twelve months ended February 29, 2016, the Company issued 282,944 shares of common stock upon the conversion of debt and accrued interest for an aggregate value of $182,539.

During the twelve months ended February 29, 2016, the Company issued 4,602,600 shares of common stock as compensation for services for a value of $564,207.

During the twelve months ended February 29, 2016, the Company issued 18,196,422 shares of common stock for cash for a value of $130,140.

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

GOING CONCERN QUALIFICATION

From December 29, 2005 (Inception) to February 29, 2016, we have suffered cumulative losses in the amount of $17,205,252. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through sales of our product, common stock issuances, related party loans, outside party loans, and the support of creditors in order to meet our strategic objectives.

At February 29, 2016, we had $2,433 in cash assets, $1,688,175 in liabilities, and an accumulated deficit of $17,205,252.  See “Liquidity and Capital Resources”

LIQUIDITY AND CAPITAL RESOURCES

It is the intent of our management, stockholders, and specifically the majority Shareholder, BioDynamic Molecular Technologies, LLC and our two key officers and directors to provide sufficient working capital necessary to support and preserve the integrity of our Company as a corporate entity.  However, there is no legal obligation for either the majority Shareholder or our key officers to provide additional future funding. If our management and/or key officers ceases to provide us the needed financing and we fail to identify any alternative sources of funding, there will be substantial doubt about our ability to continue as a “going concern”.

We have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities.  As a result, there can be no assurance that sufficient funds will be available to us to enable us to pay the expenses related to such activities.

Regardless of whether or not our cash assets prove to be adequate to meet our operational needs, we may seekto compensate providers of services by issuances of our common stock in lieu of cash.

At February 29, 2016, we had $2,433 in cash assets, $1,688,175 in liabilities, and an accumulated deficit of $17,205,252. Our primary source of liquidity has been from sale of our product, issuance of restricted common shares, loans from shareholders and loans from outside parties.  As of February 29, 2016, the Company owed $1,623,063 in notes and related interest and $12,548 in related party advances loaned to the company.

Net cash used in operating activities was $1,107,298 during the year ended February 29, 2016.

Net cash used in investing activities was $13,935 during the year ended February 29, 2016.

Net cash provided by financing activities was $1,108,373 during the year ended February 29, 2016.

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

YEAR ENDED FEBRUARY 29, 2016 COMPARED TO THE YEAR ENDED FEBRUARY 28, 2015

NET LOSS FROM OPERATIONS

The Company had net loss of $8,144,364 for the year ended February 29, 2016 as compared to a net loss of $4,240,554 for the year ended February 28, 2015.

REVENUE AND COST OF SALES

The Company had $216,382 in revenues for the fiscal year ended February 29, 2016 and $526,652 for the fiscal year ended February 28, 2015. Revenues earned for the period were related to the sale of our Revivasol Anti-Aging Skin Care Creme. Sales decreased as a result of the increasingly difficult merchant processing environment reflected in our inability to increase revenues year over year. Cost of sales for the fiscal years ended February 29, 2016 and 2015 were $22,133 and $64,603, respectfully. The decrease is a direct result of our decreased sales volume and better product sourcing of the primary ingredient of our product.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $2,121,199, from $4,153,185 in the year ended February 28, 2015, to $2,031,986 in the year ended February 29, 2016.  The decrease is largely attributed to reduced stock based compensation expense. Operating expenses primarily consist of advertising and marketing, investor relations, merchant processing fees, office administration, staff compensation, executive compensation, professional and regulatory fees, and stock compensation expenses.

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

Executive compensation expenses primarily consist of compensation to corporate executives. For the year ended February 29, 2016, there has been no executive compensation paid in cash. During the year ended February 29, 2016, the Company issued 4,590,000 common shares to its corporate executives for a value of $537,000 as compensation for services.

Professional and regulatory fees primarily consist of auditor fees, patent attorney, corporate attorney and SEC attorney fees.

Stock compensation expense recorded for the twelve months ended February 29, 2016 was $978,724 and reflects the fair value of employee stock options vested and stock issued as compensation for services. For the twelve months ending February 28, 2015, the fair value of employee stock options vested and stock issued as compensation for services was $3,212,910.

COMMON AND PREFERRED STOCK

We are authorized by our Amended and Restated Articles of Incorporation and our Additional Articles of Incorporation to issue an aggregate of 1,000,000,000 shares of capital stock, of which 900,000,000 are shares of common stock, par value $0.00001 per share (the “Common Stock”) and 100,000,000 are shares of preferred stock (the “Preferred Stock”), par value $0.00001 per share.  As of February 29, 2016, 23,137,979 shares of Common Stock were issued and outstanding and there were 79 shareholders of our Common Stock. As of February 29, 2016, there were 3,000,000 Series A – Super Voting Control shares outstanding and 20,000,000 Series B shares of Preferred Stock issued and outstanding.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS

Page
Unaudited Consolidated Balance Sheets February 29, 2016 and February 28, 2015	F-1

Unaudited Consolidated Statements of Operations For the years ended February 29, 2016 and February 28, 2015	F-2

Unaudited Consolidated Statement of Deficit For the years ended February 29, 2016 and February 28, 2015	F-3

Unaudited Consolidated Statements of Cash Flows For years ended February 29, 2016 and February 28, 2015	F-4

Unaudited Notes to Consolidated Financial Statements	F-5 – F-19

THE RADIANT CREATIONS GROUP, INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	February 29,	February 28,
	2016	2015
ASSETS
Cash	$2,433	$15,293
Accounts receivable reserve	95,524	75,447
Prepaid expenses and other assets	—	15,150
Inventory	71,911	39,752
Total current assets	169,868	145,642

Fixed assets, net of depreciation	6,985	8,935

Other assets
Patent pending	13,935	—
Total other assets	13,935	—

Total assets	$190,788	$154,577

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$52,564	$13,100
Accrued interest	245,115	171,908
Notes payable - related parties	12,548	124,237
Convertible notes payable, current portion	1,069,448	596,515
Notes payable	118,500	135,000
Derivative liabilities	—	130,103
Total current liabilities	1,498,175	1,170,863

LONG-TERM LIABILITIES:
Convertible notes payable, net of discounts and current portion	—	192,237
Notes payable	190,000	40,000
Total long-term liabilities	190,000	232,237

Total liabilities	1,688,175	1,403,100

DEFICIT
Series A Preferred at $0.00001 par value, 3,000,000 shares authorized, 3,000,000 and 1,000,000 issued and outstanding, respectively	30	10
Series B Preferred at $0.00001 par value, 100,000,000 shares authorized, 20,000,000 issued and outstanding, respectively	200	200

Common stock at $0.00001 par value: 900,000,000 shares authorized,23,137,979 and 56,013 shares issued and outstanding, respectively	231	56

Additional paid-In capital	15,387,552	7,779,959

Accumulated deficit	(17,205,242)	(9,060,878)
Total Radiant stockholders’ deficit	(1,817,229)	(1,280,709)

Non-controlling interest in subsidiary	319,843	32,186

Total Radiant stockholders’ deficit	(1,497,386)	(1,248,523)

TOTAL LIABILITIES AND DEFICIT	$190,788	$154,577

The accompanying notes are an integral part of these unaudited consolidated financial statements

THE RADIANT CREATIONS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Year Ended	For the Year Ended
	February 29, 2016	February 28, 2015

REVENUES	$216,382	$526,652

COST OF SERVICES	22,133	64,603

GROSS PROFIT	194,249	462,049

Operating Expenses:
General and administrative expenses	980,151	727,566
Compensation	1,232,511	3,420,143
Depreciation	1,950	1,800
Inventory write-off	—	3,676
Total operating expenses	2,214,616	4,153,185

Operating loss	(2,020,367)	(3,691,136)

Other Income (Expense):
Interest expense	(594,931)	(628,110)
Bad debt recovery	—	195,534
Loss on modification of convertible debt	(5,506,688)	—
Loss on purchase of intellectual property from related party	(17,800)	(726,400)
Gain/(loss) on derivative liabilities	187,208	609,558
Total other expense, net	(6,306,627)	(549,418)

NET LOSS	$(8,326,994)	$(4,240,554)

LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARY	$182,630	$565

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,144,364)	$(4,239,989)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(1.10)	$(104.79)

Weighted Common Shares Outstanding
- Basic and Diluted	7,394,910	40,463

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE RADIANT CREATIONS GROUP, INC.
CONSOLIDATED STATEMENT OF DEFICIT UNAUDITED

	Preferred Shares		Par Value	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Non-controlling Interest	Total Deficiency
	Series A	Series B

Balance as of February 28, 2014	—	—	$—	43,417	$—	$3,651,286	$(4,820,889)	$—	$(1,169,603)

Common stock issued for conversion of debt	—	—	—	25,604	—	215,150	—	—	215,150

Common stock issued for services	—	—	—	2,992	—	19,524	—	—	19,524

Reclassification of derivative to additional paid in capital upon conversion of debt	—	—	—	—	—	107,172	—	—	107,172

Cancellation of common stock	—	—	—	(16,000)	—	—	—	—	—

Fair value of options vested	—	—	—	—	—	3,193,006	—	—	3,193,006

Preferred stock issued	1,000,000	20,000,000	210	—	—	476,190	—	—	476,400

Issuance of common stock of subsidiary	—	—	—	—	—	117,631	—	32,751	150,382

Net loss for the year	—	—	—	—	—	—	(4,239,989)	(565)	(4,240,554)

Balance as of February 28, 2015	1,000,000	20,000,000	$210	56,013	$—	$7,779,959	$(9,060,878)	$32,186	$(1,248,523)

Common stock issued with debt	—	—	—	12,600	—	27,207	—	—	27,207

Common stock issued in satisfaction of debt	—	—	—	282,944	17	182,522	—	—	182,539

Common stock issued for cash	—	—	—	18,196,422	167	129,973	—	—	130,140

Common stock issued in satisfaction of executive compensation	—	—	—	4,590,000	46	536,954	—	—	537,000

Fair value of options vested	—	—	—	—	—	414,517	—	—	414,517

Loss on modification of convertible debt	—	—	—	—	—	5,506,688	—	—	5,506,688

Issuance of common stock of subsidiary	—	—	—	—	—	568,274	—	470,287	1,038,561

Preferred shares issued for the purchase of intellectual property from related party	2,000,000	—	20	—	—	17,800	—	—	17,800

Reclassification of derivative to additional paid in capital upon conversion of debt	—	—	—	—	—	223,679	—	—	223,679

Net loss for the year	—	—	—	—	—	—	(8,144,364)	(182,630)	(8,326,994)

Balance as of February 29, 2016	3,000,000	20,000,000	$230	23,137,979	$231	$15,387,552	$(17,205,242)	$319,843	$(1,497,386)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE RADIANT CREATIONS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	For the Year	For the Year
	Ended	Ended
	February 29, 2016	February 28, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,326,994)	$(4,240,554)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	1,950	1,800
Loss on purchase of intellectual property from a related party	17,800	726,400
Loss on modification of convertible debt	5,506,688	—
(Gain)/Loss on derivative liabilities	187,208	(609,558)
Amortization of debt discounts	507,191	618,110
Default interest added to convertible notes payable	—	10,000
Stock based compensation	978,724	3,212,910
Write off of inventory	—	3,676
Write off of intangible asset	—	210
Bad debt recovery	—	(195,534)
Changes in operating assets and liabilities:
Inventory	(32,159)	24,949
Notes receivable	11,547	51,045
Reserves	(20,077)	(3,265)
Prepaid expenses and other current assets	7,400	(6,740)
Accounts payable and accrued interest	53,424	150,786

NET CASH USED IN OPERATING ACTIVITIES	(1,107,298)	(255,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(1,767)
Purchase of patent pending	(13,935)	—
NET CASH USED IN INVESTING ACTIVITIES	(13,935)	(1,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash borrowings from convertible debt	—	110,440
Cash payments on convertible debt	(70,000)	(31,000)
Cash borrowings from related parties	—	12,493
Cash payments on related party debt	(124,237)	(129,986)
Cash borrowings from notes payable	160,000	50,000
Cash payments on notes payable	(26,500)	(10,000)
Capital contribution	—	—
Cash proceeds from sale of common stock of subsidiary	1,038,970	150,002
Cash proceeds from issuance of common shares	130,140	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,108,373	151,949

NET CHANGE IN CASH	(12,860)	(105,582)

Cash at Beginning of Year	15,293	120,875

Cash at End of Year	$2,433	$15,293

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$40,190	$42,250
Cash paid for income taxes	$—	$—
NON-CASH FINANCING AND INVESTMENT ACTIVITIES:
Debt discount	$	$507,211
Conversion of convertible debt and accounts payable to common shares	$166,700	$215,150
Reclassification of derivative to additional paid in capital	$-	$107,172
Issuance of preferred stock in exchange for common stock	$-	$476,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE RADIANT CREATIONS GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Significant Accounting Policies

Nature of Business

Radiant Creations Group, Inc. (“the Company”) holds an exclusive license for the use of certain assets and processes related to innovative technologies in skin protection and enhancement, which consist of various proprietary products including an anti-aging and revitalizing skin cream generally sold under the "Radiant Creations" label. The Company’s principal business is the development and marketing of unique and proprietary scientific technologies and cosmetic and over-the-counter personal enhancement products and devices and currently sells its products exclusively over the internet to customers located globally.

NIT Enterprises, Inc. (“NITE”) was incorporated in the state of Delaware on May 12, 2014 and is doing business in the State of Florida. As of February 29, 2016, NITE is majority owned by the Company and was formed to permit Radiant Creations Group to “spin-off” the Nucleotide (“NA”) technology it holds.

NITE’s mission is to improve public safety and to provide a new measure of protection for commercial, industrial, and personal products that enhance the longevity of living and non-living substances based upon unique proprietary NA technologies. This new technology is the infusion of ingredients, known as nucleotides, into a multiplicity of common products enhanced by their presence. The nucleotides were derived by atomic level research that demonstrates their ability to provide Ultraviolet (UV) rays screening capability at the molecular level.

In March 2016, the Company transferred a portion of its interest and no longer holds a controlling interest in NITE.

Principles of Consolidation

The consolidated unaudited financial statements include the accounts of the Company and its controlled subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Non-controlling Interest in Consolidated unaudited financial statements

Through February 29, 2016, the Company holds a controlling interest in NIT and reports amounts attributable to non-controlling interest as separate components of deficit and net loss. (see Note 3.)

Use of Estimates

The preparation of unaudited financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the valuation of stock-based compensation and derivative liabilities, estimates for future charge-backs, and allowance for slow moving or obsolete inventory.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. As of February 29, 2016 and February 28, 2015, the Company had no cash equivalents.

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

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. As of February 29, 2016, the number of potentially dilutive shares consisted of 25,562,556 shares underlying convertible debt as well as options to acquire 30,440 shares. As of February 28, 2015, the number of potentially dilutive shares consisted of 225,731 shares underlying convertible debt and options to acquire 30,440 shares. For the year ended February 29, 2016 and 2015, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Share-based Expense

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the unaudited financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Share-based expense for the year ended February 29, 2016 and 2015 was $978,724 and $3,212,910, respectively.

Income Taxes

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the unaudited financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company follows the provisions of Accounting for Uncertainty in Income Taxes, which clarified the accounting for uncertainties in tax positions and required that the Company recognizes in its unaudited financial statements the impact of an uncertain tax position, if that position has more likely than not chance of not being sustained on audit, based on technical merits of that position.

The Company is subject to the United States federal and state income tax examinations by the tax authorities for the 2015, 2014, and 2013 tax years.

Recently issued accounting pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 – Going Concern

The accompanying unaudited financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has a working capital deficit of $1,328,307 as of February 29, 2016 and has incurred net losses since inception. The Company’s future capital requirements will depend on numerous factors including, but not limited to, executing its marketing and business plans and the pursuit of business opportunities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

These unaudited financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Non-controlling Interest

NIT Enterprises, Inc. was incorporated in the state of Delaware on May 12, 2014 and is doing business in the State of Florida. The Company is under common control with the management of Radiant Creations Group and was formed to permit Radiant Creations Group to “spin-off” the Nucleotide technology it holds. As of February 29, 2016, the Company holds 54.2% of NIT and 45.8% is held by non-controlling interests.

In March 2016, the Company transferred three third-party notes payable totaling $245,000, plus accrued interest to NIT Enterprises, Inc., its minority-owned subsidiary. In addition, the Company cancelled $425,000 in intercompany loans from NIT Enterprises, Inc, to the Company in exchange for 5,000,000 shares of NIT Enterprises, Inc. held by the Company as a Founder of NIT Enterprises. As a result, the Company no longer has controlling interest in NITE.

NOTE 4 – Notes Payable

Notes payable

The Company has two notes with outstanding balances as of February 29, 2016 of $75,000 and $2,500 which are subject to annual interest of 15% and matured on November 29, 2014 and January 31, 2015, respectively.

In April 2015, the Company issued a note payable in the amount of $150,000 for cash. The note matures in 24 months and accrues interest at an annual rate of 12%. The holder of the note also received 12,000 shares of common stock with a fair value of $33,000 based on the trading price of the shares on the date of issuance. The Company allocated $27,049 of the proceeds from the note to the common stock, which was recorded as a discount against the debt to be amortized through maturity. As of February 29, 2016, the note is carried at $150,000.

In October 2014, the Company issued a demand note in the amount of $50,000 for cash. The note is due on demand and accrues interest at an annual rate of 12%. During the year ended February 29, 2016, the Company repaid $20,250 which includes $1,250 in interest. As of February 29, 2016 and February 28, 2015, the principle balance on the note was $31,000 and $50,000, respectively.

In July 2014, the Company issued a note payable in the amount of $40,000 for cash. The note matures in 36 months and accrues interest at an annual rate of 10%, payable quarterly. As of February 29, 2016 and February 28, 2015, the principle balance remaining on the note was $40,000, respectively.

Notes payable - related parties

In July 2014, the Company issued a note payable in the aggregate amount of $250,000 for the purchase of intellectual property from a commonly owned entity. Because of the common ownership, the intellectual property was not marked to fair value and the Company recognized a loss for the amount of the notes, which is included in loss on acquisition of intellectual property from a commonly controlled entity on the consolidated statement of operations for the year ended February 29, 2016. The note was non-interest bearing, matured in 24 months from issuance, and required principal payments of at least $25,000 every 180 days. During the years ended February 29, 2016 and February 28, 2015, the Company made payments in the amounts of $116,337 and $133,663, respectively; and as of February 29, 2016 and February 28, 2015, the outstanding balance of the note was $0 and $116,337, respectively.

In September 2014, the Company issued a note in the amount of $7,900 for cash. The note was payable in two years from issuance, and accrued interest, payable monthly, at an annual rate of 10%. During the year ended February 29, 2016, the Company repaid the note in full. As of February 29, 2016 and February 28, 2015, the principle balance remaining on the note was $0 and $7,900, respectively.

At various times during the year ended February 29, 2016, the Company received an aggregate of $31,709 from a related party for operating expenses and repaid $19,162 in the same period. The obligation is considered a non-interest bearing, demand note payable and the balance at February 29, 2016 and February 28, 2015 was $12,548 and $0, respectively.

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
F-9

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
F-10

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

Convertible notes payable

During 2011, 2012 and 2013, the Company obtained loans totaling $720,000. These loans were unsecured and bore interest at 10%. In 2013, the loans (including accrued interest of $140,448 in the amount of $900,448 were converted to a Convertible Note Payable due to Southwest Financial bearing interest at 10% per annum. Following cash payments of $31,000 and conversions to common stock of $170,000 later in fiscal 2013, the Company owed $699,448. The notes were initially convertible at the option of the Holder at fixed rate of $93.75 per share and matured on September 20, 2015. In September 2014, the conversion rate was amended to a fixed rate of $0.05 per share. The Company recorded additional expense of $3,845,935 as a result of the reduction in conversion price which is recorded as a loss on modification of convertible debt. The Company paid no principal cash payments on these notes during the years ended February 29, 2016 and February 28, 2015. The principle balance of the note was $699,448 at February 29, 2016 and February 28, 2015.

As of February 28, 2015, the Company owed convertible notes totaling $370,000 to third parties including accrued interest of another $4,041. Interest is 10% annually and is to be paid currently. The notes may be converted at the option of the Holder at a fixed rate of $93.75 per share. In February 2014, the notes were amended to modify the conversion rate to $3.75 per share. In August 2015, the conversion rate was further reduced to $0.05 per share. The Company recorded additional expense of $1,660,753 as a result of the reduction in conversion price which is recorded as a loss on modification of convertible debt. The principle balance of the notes as of February 29, 2016 and February 28, 2015 was $370,000 in the aggregate, respectively, and the notes are due on demand.

On November 19, 2013, the Company signed a convertible note agreement with a third party in which the party loaned $78,500 subject to annual interest of 8%. The note matured on August 21, 2014 and was convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On May 18, 2014, the note became convertible and the embedded conversion option required derivative accounting for the variable conversion rate. On May 18, 2014, a derivative liability of $64,146 was recorded as a debt discount and amortized over the term of the note. The embedded conversion option of the note also tainted the other outstanding convertible notes. During the twelve months ended February 28, 2015, the lender converted $78,500 in principle and $10,000 in default interest in exchange for 10,540,476 shares of common stock and the note was paid in full.

On December 17, 2013, the Company signed a convertible note agreement with a third party in which the party loaned $32,500 subject to annual interest of 8%. The note matured on September 21, 2014 and was convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On December 1, 2014, default interest in the amount of $16,250 was added to the principle balance of the note. During the year ended February 29, 2016, the lender converted $38,290 in principle in exchange for 31,801 shares of common stock and during the twelve months ended February 28, 2015, the lender converted $10,460 in principle in exchange for 8,716,667 shares of common stock. The principle balance of the note was $0 and $38,290 as of February 29, 2016 and February 28, 2015, respectively.

On January 27, 2014, the Company signed a convertible note agreement with a third party in which the party loaned $32,500 subject to annual interest of 8%. The note matured on October 29, 2014 and was convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On July 26, 2014, a derivative liability of $23,228 was recorded as a debt discount and amortized over the term of the note. During the twelve months ended February 28, 2015, default interest of $16,250 was added to the principle balance of the note. During the year ended February 29, 2016, the lender converted $51,350 in principle and interest in exchange for 43,421 shares of common stock and the note was paid in full. The principle balance of the note was $48,750 as of February 28, 2015.

On July 8, 2014, the Company signed a convertible note agreement with a third party in which the party loaned $21,150 subject to annual interest of 8%. The note matures on April 9, 2015 and was convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. During the twelve months ended February 28, 2015, default interest of $10,575 was added to the principle balance of the note. During the year ended February 29, 2016, the lender converted $31,725 in principle in exchange for 134,751 shares of common stock and the note was paid in full. The principle balance of the note as of February 28, 2015 was $31,275.

On September 3, 2014, the Company signed a convertible note agreement with a third party in which the party loaned $32,500 subject to annual interest of 8%. The note matures on June 5, 2015 and was convertible into the Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. During the twelve months ended February 28, 2015, default interest of $16,250 was added to the principle balance of the note. During the year ended February 29, 2016, the lender converted $1,740 in principle in exchange for 15,467 shares of common stock. In the same period, the Company paid $48,750 in cash and the note was paid in full. The principle balance of the note as of February 28, 2015 was $48,750.

On September 9, 2014, the Company executed a $35,000 Convertible Promissory Note bearing interest on the unpaid balance at the rate of 12% on the original principal amount. The principle amount due on the note shall be prorated based upon the consideration actually received by the Company, plus an approximate 10% original issue discount that is prorated based upon the consideration actually received as well as any other interest or fees. Under the terms of the note, the Company is not required to repay any unfunded portion of the note. The Maturity Date is two years from the Effective Date of each payment and is the date upon which the principal sum of this Note, as well as any unpaid interest and other fees, shall be due and payable. The conversion price was the lesser of $56.25 or 60% of the lowest trade price in the 25 trading days previous to the conversion. During the year ended February 29, 2016, the lender converted $43,565 in principle in exchange for 57,504 shares of common stock and the note was paid in full. The balance of the note as of February 28, 2015 was $35,000.

On January 12, 2015, the Company signed a convertible note agreement with a third party in which the party loaned $16,000 subject to annual interest of 8%. The note matured on October 14, 2015 and was convertible into the

Company’s common stock after 180 days from the date of issuance at 58% of the average of the lowest prices of the common stock during the ten days preceding the date of conversion. On July 11, 2015, the note became convertible and the embedded conversion option required derivative accounting to the variable conversion rate. During the twelve months ended February 28, 2015, default interest of $8,000 was added to the principle balance of the note. During the year ended February 29, 2016, the Company satisfied the remaining principle of $24,000 in the form of cash payment of $21,250 and the balance of $2,750 was recorded against the discount on the note for early payment. The principle balance of the note as of February 28, 2015 was $24,000.

Amortization expense on the debt discounts for the year ended February 29, 2016 amounted to $ and notes are carried at $1,069,448. Amortization expense on the debt discounts for the twelve months ended February 28, 2015 amounted to $618,110 and notes were carried at $788,752, net of unamortized discounts of $507,211.

NOTE 6– Derivative Liabilities

The Company records the fair value of the conversion features of the convertible notes disclosed in Note 4 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative liability was calculated using a multi-nominal lattice model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. During the year ended February 29, 2016, the Company recorded a loss on the change in fair value of derivative liability of $187,208.

The following table summarizes the changes in derivative liabilities during the year ended February 29, 2016:

Balance as of February 28, 2015	$130,103
Fair value of embedded conversion derivative liability at issuance	280,784
Reclassification of derivatives upon conversion or redemption of convertible debt	(223,679)
Unrealized derivative losses included in other expense	187,208
Ending balance as of February 29, 2016	$-0-

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

NOTE 7 – Equity

During the year ended February 29, 2016 and February 28, 2015, amortization expense recognizing the fair value of vested stock options was $414,517 and $3,193,006, respectively. Expected future expense related to the expected vesting of options is $45,332.

The following table summarizes the Company’s stock options activity for the years ended February 29, 2016 and February 28, 2015:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Exercisable	Weighted Average Remaining Life
Balance, February 28, 2014	-	$-	-	-	-
Granted	30,440	0.00
Expired
Exercisable
Balance, February 28, 2015	30,440	0.00		22,440	4.29
Granted
Expired
Exercisable
Balance, February 29, 2016	30,440	$0.00		22,440	3.79

On August 24, 2015, the Board of Directors of the Company approved a reverse split of the Company’s commons stock at a ratio of one for one thousand two hundred and fifty (1,250) shares, (1-for-1,250). As of August 24, 2015, (prior to the Reverse Split), we had 439,445,822 shares of common stock outstanding and 460,554,178 common shares available for issuance. Upon effectiveness (September 25, 2015) of the Reverse Split, the Company remained authorized to issue 900,000,000 common shares and had 351,557 shares outstanding with the ability to issue 899,648,443 additional common shares. The Company’s unaudited financial statements for all periods presented have been retroactively adjusted to reflect the stock split made effective on September 25, 2015.

The table below illustrates the capitalization of our outstanding shares as of September 25, 2015, before and after the Reverse Split.

Capitalization	Prior to the Reverse Split	After the Reverse Split
Common stock (1)
Authorized	900,000,000	900,000,000
Issued and Outstanding	439,445,822	351,557
Available for Issuance	460,554,178	899,648,443
Series A Preferred stock (2,4)
Authorized	3,000,000	3,000,000
Issued and Outstanding	3,000,000	3,000,000
Available for Issuance	-	-
F-14

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

During the year ended February 29, 2016, the Company issued 282,944 shares of common stock upon the conversion of debt, for an aggregate value of $182,539. (see Note 4)

During the year ended February 29, 2016, the Company issued 12,600 shares of common stock in connection with the issuance of a note payable. (see Note 4)

During the year ended February 29, 2016, the Company issued 18,196,422 shares of common stock for cash for a value of $130,140.

During the year ended February 29, 2016, the Company converted $537,000 in accrued executive compensation to 4,590,000 shares of common stock of the Company.

During the year ended February 29, 2016, the Company received $100,000 from an investor in exchange for shares of common stock in the Company equal to 5% of the total outstanding shares of common stock as of January 31, 2016. As of February 29, 2016, 1,683,000 shares have been issued.

During the year ended February 29, 2016, the Company issued 2,000,000 shares of its Series A Preferred Stock to related parties as consideration for the purchase of intellectual property. The fair value of the shares of $17,800, based on the value of the control feature, was recorded as expense during the year ending February 29, 2016.

During the twelve months ended February 28, 2015, the Company issued 25,604 shares of common stock upon the conversion of debt, for an aggregate value of $215,150.

During the twelve months ended February 28, 2015, the Company issued 2,992 shares of common stock as compensation for services for a value of $19,524.

During the twelve months ended February 28, 2015, the Company granted 30,440 options to employees and directors with a term of 5 years and are exercisable at prices ranging from $0.098 to $0.127 per share. 8,000 options vested immediately while the remaining 22,440 options vest at a rate of 33% on the grant date, 33% one year from the grant date and the remaining 33% two years from the grant date. The fair value of the options was determined using a Black Scholes model. The total grant date fair value of the options amounted to $3,630,278 of which $414,517 and $3,193,006 was recorded as stock compensation expense during the twelve months ended February 29, 2016 and February 28, 2015, respectively.

On September 9, 2014 and October 13, 2014 Biodynamic Molecular Technologies, LLC (a commonly controlled shareholder) agreed to cancel a total of 20,000,000 common shares of the Company in exchange for 1,000,000 shares of Series A Preferred stock and 20,000,000 shares of Series B Preferred stock.

Stock compensation expense totaled $978,724 and $3,212,910 for the twelve months ended February 29, 2016 and February 28, 2015, respectively.

NIT Enterprises, Inc.

During the year ended February 29, 2016, NIT Enterprises issued 110,000 shares of common stock as compensation for services rendered for a value of $11.

During the year ended February 29, 2016, NIT Enterprises issued 4,092,000 shares of common stock for cash for a value of $1,038,970.

During the year ended February 29, 2016, NIT Enterprises issued 30,982,000 preferred shares to investors according to the terms provided in NIT’s cash subscription agreement. The shares were issued at par value.

During the year ended February 29, 2016, NIT Enterprises issued 1,000,000 Series A, Super-Voting preferred shares to a founder for a value of $100.

During the year ended February 29, 2016, NIT Enterprises issued 1,000,000 Series B, Founder preferred shares to a founder for a value of $2,600.

During the year ended February 29, 2015, NIT Enterprises issued 3,800,000 shares of common stock as compensation for services rendered for a value of $380.

During the year ended February 29, 2015, NIT Enterprises issued 560,000 shares of common stock for cash for a value of $150,002.

During the year ended February 29, 2015, NIT Enterprises issued 560,000 preferred shares to investors according to the terms provided in NIT’s cash subscription agreement. The shares were issued at par value.

Note 8 – Income Tax Provision

Deferred Tax Assets

At February 29, 2016, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $9,431,893 that may be offset against future taxable income through 2035. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $3,092,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $2,757,948 and $1,139,172 for the years ended February 29, 2016 and February 28, 2015, respectively.

Components of deferred tax assets are as follows:

	Feb 29, 2016	Feb 28, 2015
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$5,849,782	$3,091,834

Less valuation allowance	(5,849,782)	(3,091,834)

Deferred tax assets, net of valuation allowance	$—	$—

Income Tax Provision

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the Fiscal Year Ended February 29, 2016	For the Fiscal Year Ended February 28, 2015

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

NOTE 9 – Commitments and Contingencies

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

For each Royalty Period, Radiant shall provide Li with a written royalty statement in a form acceptable to Li.  Such royalty statement shall be certified as accurate by a duly authorized officer of Radiant.  Such statements shall be furnished to Li regardless of whether any Licensed Products were sold during the Royalty Period or whether any actual Royalty was owed. As of February 29, 2016 and February 28, 2015, no amounts were paid or accrued under the Agreement.

Dilutive Stock Issuances

Pursuant to its sale of common stock in August 2015, the Company is obligated to issue a number of shares equal to 5% of the total shares outstanding as of January 31, 2016. (see note 7)

Litigation

The Company may become involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, excepts as discussed herein, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity. As of February 29, 2016, the Company is not involved in any material legal matters.

NOTE 10 – Related Party Transactions

During the year ended February 29, 2016, the Company enlisted a related party, Renewable Bioscience Holdings, Inc., to act as a bookkeeping and vending agent for the Company’s majority owned subsidiary, NIT Enterprises, Inc. For the year ended February 29, 2016, the Company’s agent disbursed $438,572 in expenses on behalf of the Company which primarily consisted of staff and executive compensation, investor relations expenses, and reimbursements of travel costs.

At various times during the year ended February 29, 2016, the Company received notes and advances from a related party for operating expenses. The obligation is considered a non-interest bearing, demand note payable and the balance at February 29, 2016 and February 28, 2016 was $12,548 and $0, respectively.

During the year ended February 29, 2016, the Company issued a non-interest bearing demand note receivable to a related party in the amount of $4,700. During the year ended February 29, 2016, the remaining balance of $4,700 was paid in full.

In September 2014, the Company issued a note in the amount of $7,900 to a commonly controlled entity for cash. The note was payable in two years from issuance, and accrued interest, payable monthly, at an annual rate of 10%. As of February 29, 2016 and February 28, 2015, the principle remaining balance was $0 and $7,900, respectively.

In July 2014, the Company issued a note payable in the aggregate amount of $250,000 for the purchase of intellectual property from a commonly owned entity. Because of the common ownership, the intellectual property was not marked to fair value and the Company recognized a loss for the amount of the notes, which is included in loss on acquisition of intellectual property from a commonly controlled entity on the consolidated statements of operations. The note is non-interest bearing, matures in 24 months from issuance, and requires principal payments of at least $25,000 every 180 days. During the year ended February 29, 2016, the remaining balance at February 28, 2015 of $116,337 was paid in full.

On March 3, 2014, the Company executed employment agreements for its Officers that included annual compensation in equal amounts of $156,000 annually, a $75,000 signing bonus, and 6,000,000 shares of common stock options. Prior to the current period ending February 29, 2016, the Officers had elected to forego their annual compensation; however, the Company elected to accrue $537,000 in related compensation to its Officers. During the year ended February 29, 2016, the Company converted the deferred compensation to 4,590,000 shares of common stock.

During the year ended November 30, 2014, the Company issued 2,000,000 shares of its Series A Preferred Stock to related parties as consideration for services rendered. The fair value of the shares of $17,800, based on the value of the control feature, was recorded as expense during the year ending February 29, 2016.

NOTE 11 – Subsequent Events

On March 1, 2016, the Company accepted the resignation of Manpreet Singh Thaper, Director and COO. There were no disagreements between Mr. Singh Thaper and the Registrant on any matter relating to the Company’s operations, policies or practices.

On March 7, 2016, Gary R. Smith, our Chairman of the Board of Directors, resigned his position with the Company. There were no disagreements between Mr. Smith and the Company on any matter relating to the Company’s operations, policies or practices. Effective on the same date, to fill the vacancy left by the removal of Mr. Smith, the Board of Directors appointed Michael S. Alexander, Chief Executive Officer and President, as the Registrant’s Chairman of the Board Directors.

On March 11, 2016, the Company executed a General Release and Settlement Agreement with the former Director/CEO, Gary R. Smith and other related parties, terms include:

Transfer of Notes and Inter-Company Loans - The Company transferred three Third-Party Notes Payable totaling $245,000 plus accrued interest to NIT Enterprises, Inc., its minority-owned subsidiary, and cancelled $425,000 in intercompany loans from NIT Enterprises, Inc., to the Company in exchange for 5,000,000 shares of NIT Enterprises, Inc. held by the Company as a Founder of NIT Enterprises. As a result, the Company no longer has controlling interest in NITE.

The Parties agreed to the cancellation of all related Executive Employment Agreements of both the Company and NIT Enterprises, Inc.

The Parties agreed to transfer of ownership of Gary R. Smith's interest in BioDynamic Molecular Technologies, LLC (the "Control Shareholder" of the Company) to Michael S. Alexander, Director and CEO and Gary D. Alexander, Director and CFO of the Company in equal proportions.

The Parties agreed to allow the Company to relocate its office; and to the cancellation of related office utility agreements and accounts payable held in the name of the Company.

On May 24, 2016, the Company’s Board of Directors agreed that the Company would issue 67,824 shares of its common stock to a related party to extinguish a demand note payable in the amount of $12,548.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

This unaudited annual report on Form 10-K is considered self-reporting.

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

On February 29, 2016, our President and Chief Executive Officer, Michael S. Alexander,  reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report, February 29, 2016, and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties and lack of multiple of level of review. The Company believes that the lack of proper segregation of duties and lack of multiple level of review is due to the Company’s limited resources.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our unaudited financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our unaudited financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, our internal control over financial reporting does not provide assurance that a misstatement of our unaudited financial statements would be prevented or detected.

On February 29, 2016, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended February 29, 2016 on May 12, 2014 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim unaudited financial statements will not be prevented or detected on a timely basis.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last fiscal year as covered by this report on February 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is a brief description of the background and business experience of our current officers and directors as of the current date of filing. The following table sets forth the name and positions of our executive officers and directors as of the year ended February 29, 2016.

Name	Age	Positions
Michael S. Alexander Gary D. Alexander	27 63	Director/Chairman, Chief Executive Officer and President Director, Chief Financial Officer and Corporate Secretary

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

SIGNIFICANT EMPLOYEES

As of the fiscal year ended February 29, 2016, the Company has two significant employees:

Michael S. Alexander

Director/Chairman, Chief Executive Officer and President

Gary D. Alexander

Director, Chief Financial Officer and Corporate Secretary

EXECUTIVE COMMITTEE AND CHARTER

Three members of our Board of Directors currently serve as our Executive Committee.

Our Executive Committee acts on behalf of the Board of Directors to determine matters which, in the judgment of the Chairman of the Board, do not warrant convening a special meeting of the Board but should not be postponed until the next scheduled meeting of the Board.

AUDIT COMMITTEE AND CHARTER

Two members of our Board of Directors currently serve as our Audit Committee.

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

AUDIT COMMITTEE FINANCIAL EXPERT

As of the fiscal year ended February 29, 2016, Gary D. Alexander was the Company’s CFO acted as a member of our audit committee. Mr. Alexander meets the definition of an "audit committee financial expert."

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

COMPENSATION COMMITTEE AND CHARTER

Two members of our Board of Directors currently serve as our Compensation Committee.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities ("Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by us, no other reports were required for those persons. We believe that, during the year ended February 29, 2016 all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

For the Company’s fiscal year ended February 29, 2016, the Company has not paid compensation to Gary R. Smith, Gary D. Alexander and Michael S. Alexander. The Company issued 4,590,000 shares of common stock to its executives for a value of $537,000 as compensation for services rendered as our officers and/or directors throughout the year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

On September 25, 2013 Management authorized and created the Radiant Creations 2013 Incentive Stock Option “Plan” authorizing 50,000,000 options for 50,000,000 shares of common stock to be issued to officers, directors, significant employees, advisors and consultants. As of February 29, 2016, there were 38,050,000 options outstanding of which 28,050,000 are exercisable and 11,950,000 are available for issuance under the Plan.

On December 3, 2013, the Board of Directors granted incentive stock options as follows:

Gary R. Smith, CEO	6,000,000
Gary D. Alexander, CFO	6,000,000
Michael S. Alexander, VP of Corporate Finance	3,000,000
Other Employees, Independent Directors and Advisors Total stock options granted:	23,050,000 38,050,000

At February 29, 2016, no options have been exercised.

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

*As of February 29, 2016, the Company issued 4,590,000 shares of common stock to its executives for a value of $537,000 as compensation for services rendered.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 29, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Preferred Stock	Percentage of Preferred Stock	Number of Shares of Common Stock*	Percentage of Common Stock*
5% SHAREHOLDERS (i)
Series A Preferred Super-voting control, non-convertible	BioDynamic Molecular Technologies, LLC Palm Beach Gardens, FL	3,000,000	100%	-	-
Preferred SeriesB –non-convertible (As of February 29, 2016)	BioDynamic Molecular Technologies, LLC Beneficial Owners: Gary D. Alexander, CFO - 10,000,000 Shares Michael S. Alexander, VP - 10,000,000 Shares Palm Beach Gardens, FL	20,000,000	100%	-	-
Common Stock (As of February 29, 2016)	BioDynamic Molecular Technologies, LLC Beneficial Owner: Private Investor Port Saint Lucie, FL	-	-	4,000	Less than 5%
OFFICERS AND DIRECTORS (ii) (iii)
Common Stock (As of February 29, 2016)	N/A	-	-	-	N/A

* As of February 29, 2016 and May 14, 2015 there were 23,137, and 212,195 shares of common stock issued and outstanding respectively for The Radiant Creations Group, Inc.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 29, 2016.

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

DIRECTOR INDEPENDENCE

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “RCGP”. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Michael S. Alexander, and Mr. Gary D. Alexander acts as our directors and as our executive officers.

As such, as of February 29, 2016, the Company does not have independent directors as determined under NASDAQ Rule 4200(a)(15).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This annual report on Form 10-K for the fiscal year ended February 29, 2016 is unaudited and considered self-reporting.

The aggregate fees billed for the fiscal year ended February 28, 2015 for professional services rendered by the principal accountant D. Brooks & Associates, CPAs, P.A. for the audit of the Corporation's financial statements  in our Annual Reports on Form 10K and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows and income tax preparation services rendered by Koplas & Company, CPA, PA:

Year Ended February 28, 2015
Audit Fees	$51,555
Audit- Related Fees	NIL
Tax Fees	NIL
All Other Fees	NIL
Total	$51,555

PART IV

ITEM 15. EXHIBITS.

31	Section 302 Certification of Chief Executive Officer, President and Director
31	Section 302 Certification of Chief Financial Officer and Director
32	Section 906 Certification of Chief Executive Officer, President and Director
32	Section 906 Certification of Chief Financial Officer and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RADIANT CREATIONS GROUP, INC.

Dated: June 15, 2016

By: /s/ Michael S. Alexander

Michael S. Alexander

Chief Executive Officer, President and Director

Date: June 15, 2016

By: /s/ Gary D. Alexander

Gary D. Alexander

Chief Financial Officer, Corporate Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

