Form 10-K
period 2019-12-31
New You, Inc.
filed 2020-03-30
CIK 1372184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2019
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File Number 000-52668

NEW YOU, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-3062661 (I.R.S. Employer Identification No.)
3246 Grey Hawk Court Carlsbad, California (Address of principal executive offices)	92010 (Zip Code)

(866) 611-4694

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of each class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 Par Value

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $9,865,369.

As of March 23, 2020, 33,493,200 shares of common stock were outstanding.

1

PART I.

ITEM 1. BUSINESS

This annual report on Form 10-K (including, but not limited to, the following disclosures regarding our Business) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this annual report on Form 10-K. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

Forward-looking statements in this annual report on Form 10-K reflect our good faith judgment based on facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this annual report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this annual report on Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Company Background – Business Overview

We were originally incorporated as “Nova Mining Corporation” in Nevada on December 29, 2005. After a change in control the Company changed its name to “The Radiant Creations Group, Inc.” and we were focused on developing and marketing a skin crème and other cosmetic and over-the-counter personal enhancement products and devices.

On July 11, 2018, we closed our Subscription and Securities Purchase Agreement (the “SPA”) with three investors, Carlsbad Naturals, LLC, Ray Grimm, and Nish Mehta. Under the SPA, the investors were issued a (collectively) controlling interest in the Company consisting of a total of 9,695,328 shares of common stock. These shares were issued in exchange for a total Purchase Price of $95,000. The Purchase Price was used to settle and retire our notes payable, for certain compliance costs, and for general working capital. In conjunction with the SPA, our formerly controlling shareholder, Biodynamic Molecular Technologies, LLC, exchanged its preferred stock for a total of 269,315 shares of common stock. Upon issue, these shares were transferred to principal of Biodynamic Molecular Technologies, LLC, Michael Alexander. This common stock position, which represented 2.5% of our post-closing common stock, was formerly non-dilutable for a period of one (1) year. We acquired New You LLC following the passage of the United States Agricultural Improvement Act of 2018, commonly known as the “Farm Bill,” which contained a permanent declassification of cannabidiol (CBD) as a controlled substance under federal law. As a result of that transaction, we own and operate the CBD brand New You LLC which now represents our focus and all of our revenues.

On March 8, 2019, pursuant to stockholder consent, our Board of Directors authorized an amendment (the "Amendment") to our Certificate of Incorporation, as amended, to (i) change the name of the Company from The Radiant Creations Group, Inc. to New You, Inc. and (ii) effect a reverse stock split of the issued and outstanding shares of our common stock, par value $0.00001, on a 1 for 50 basis (the "Reverse Stock Split"). We filed the Amendment with the Nevada Secretary of State reflecting the name change on March 27, 2019. On April 29, 2019, the Financial Industry Regulatory Authority, Inc. notified us that the Name Change and Reverse Stock Split would take effect on April 30, 2019 (the "Effective Date"). On the Effective Date, each holder of common stock received 1 share of our common stock for each 50 shares of our common stock they owned immediately prior to the Reverse Stock Split. We did not issue fractional shares in connection with the Reverse Stock Split. Fractional shares were rounded up to the nearest whole share. In addition, on the Effective Date the Company’s trading symbol changed to “RCGPD” for a period of 20 business days, after which the "D" was removed from the Company’s trading symbol and began trading under new trading symbol “NWYU.” Unless otherwise indicated, the information in these unaudited condensed consolidated financial statements gives effect to the 1-for-50 reverse stock split of the Company’s common stock, par value $0.00001 per share and name change from The Radiant Creations Group, Inc. to New You, Inc. effected on April 30, 2019.

New You, Inc.’s principal business is the marketing of unique and proprietary cannabidiol (“CBD”) products, which include CBD beverage enhancers that can be added to any beverage, CBD infused coffee, and CBD oil tinctures. The Company has five products:

•	DROPS - 220 mgs of CBD – odorless, tasteless, flavorless and can be added to any beverage or liquid.

•	CB2 & CBD 2 Plus - A Multi Spectrum Hemp-extracted CBD and Beta-Caryophyllene (β-Caryophyllene is the primary sesquiterpene contributing to the spiciness of black pepper; it is also a major constituent of cloves, hops, rosemary, copaiba, and cannabis), naturally blended coconut-derived MCT oil (made from a coconut fat called medium-chain triglyceride) and a hint of peppermint.

•	Drops for Pets - This 50 mgs CBD product is designed to be used by pets.

•	ENDO30 –

o	CAFFE CANNA - Caffe Canna is a rich organic CBD-infused non-GMO dark roast coffee.

o	ABSORB – Made of a Japanese root and rice flour veggie capsule.

o	RELEASE - Made with organic Clove, Cascara Sagrada, Agave Inulin, Rhubarb Root Extract, Slippery Elm Bark, Aloe Vera and other herbs.

•	Drops FX –Our proprietary blend of CBD and Vitamins B3, B6, B9 & B12, that you can use in any drink or liquid.

•	Drops FX Sleep –A blend of CBD, GABA (Gamma-amino butyric acid is an amino acid in the body that acts as a neurotransmitter in the central nervous system), Melatonin, Valerian Root.

New You, Inc. through its wholly owned subsidiary, New You LLC, markets and sells its products through a multi-level marketing and direct sales opportunity afforded to independent business owners called “Brand Partners.” Commissions are earned on product sales to Brand Partners and their customers at a rate of 10% for every transaction, plus a specified spread on recurring sales. Brand Partners earn a 5% commission on sales by other team members at lower levels up to nine level below the Brand Partner. Brand Partners can earn an additional bonus for customer sales and team sales. The team bonus is $400 for each time the team bonus volume reaches a certain amount in a 30 day period. Brand Partners can also earn an initial bonus of 20% of the transaction value for qualifying Brand Partners in the Brand Partner’s first 30 days. There is a risk that Brand Partners may find it difficult to sell in a network marketing environment. Brand Partners may also find it difficult to sell CBD related products due to the uncertainty surrounding FDA regulations of CBD and hemp related products. Lastly, public perception of CBD products may be negative, as such products are derived from the Hemp plant. The Company does not hold any patents or trademarks and, as a result, may be vulnerable to competition from other companies offering very similar products and product brands The Company purchases inventory from Carlsbad Naturals, LLC. Carlsbad Naturals, LLC is a principal shareholder of New You, Inc., and is owned by a principal shareholder of New You, Inc. As a result, we are dependent on a related party for product inventory and do not have a broad base of unaffiliated suppliers. The officers and directors of the Company own 43.81% of the outstanding common shares. Accordingly, management will have a determinative influence on matters requiring shareholder approval.

We conduct our principal operations through one operating subsidiary, New You LLC, a Wyoming limited liability company. Our net losses for the years ended December 31, 2019 and 2018 were $1,692,298 and $428,006, respectively. The Company will need to raise between $250,000 and $500,000 in additional capital to fund operations based on the current level of sales. We can provide no assurance that the required additional capital will be available to us on favorable terms, or at all.

Marketing and Sales

We market and sell our products through a multi-level marketing and direct sales opportunity afforded to independent business owners called “Brand Partners”. Commissions are earned on product sales to Brand Partners and their customers at a rate of 10% for every transaction, plus a specified spread on recurring sales. Brand Partners earn a 5% commission on sales by other team members at lower levels up to nine level below the Brand Partner. Brand Partners can earn an additional bonus for customer sales and team sales. The team bonus is $400 for each and every time the team bonus volume reaches a certain amount in a 30 day period. Brand Partners can also earn an initial bonus of 20% of the transaction value for qualifying Brand Partners in the Brand Partner’s first 30 days.

As of December 2019, we had 4,434 Brand Partners, of which 324 joined in the fourth quarter of 2019, 418 joined in the third quarter of 2019, 636 joined in the second quarter of 2019, 697 joined in the first quarter of 2019, and 756 joined in the fourth quarter of 2018. On top of the Brand Partners that have joined, there are also over 2,000 customers that have placed orders through Brand Partners.

The process of becoming a New You LLC Brand Partner or Customer begins with viewing the company website which gives information on all of the products. Brand Partners are introduced to the business and products through word of mouth, tradeshows, and local events. When Brand Partners decide to join, they are required to read and agree to the terms and conditions of the Company prior to signing up. All Brand Partners are supplied with training videos, weekly conference calls, and training seminars to teach them about the products.

Suppliers and Production

Carlsbad Naturals is a wholesale supplier of a wide range of private label and white label CBD consumer products including beverages tinctures, skincare, and creams. Carlsbad Naturals manufactures Drops, Energy FX, and Sleep FX. In addition to Carlsbad Naturals, New You, Inc. has made arrangements with one additional supplier as a backup. The contract with Carlsbad Naturals is a traditional vendor relationship, there is no formal agreement in place.

Kelker Pharma, Inc., is a cGMP certified contract manufacturer of capsules, tablets, powders and nutritional bars. Kelker manufactures our Absorb and Release capsules. The contract with Kelker Pharma is a traditional vendor relationship, there is no formal agreement in place.

Orders from Brand Partners and Customers are placed through our online website and phone application. Once a customer or Brand Partner places an order, our warehouse staff will receive that order and fulfill that order on the same day or within one business day. Our Brand Partners and Customers are located in the United States throughout all fifty states.

Competition

The market for the sale of CBD-based products is fragmented and intensely competitive. Currently, in the United States, New You LLC does not believe that there are any businesses that can demonstrate or claim a dominant market share of the growing CBD products market. Our competitors in the sales of CBD-based products include cbdMD, Green Roads, PlusCBD, and Select CBD, Diamond CBD, CBDistillery, and Lazarus Naturals. We have no known competitors in the multi-level marketing space. We believe we compete based upon the quality of our products. We expect that the quantity and composition of the competitive environment will continue to evolve as the industry matures and new customers enter the marketplace.

Regulatory Requirements and Government Regulations

On December 20, 2018 the President of the United States signed the Farm Bill into law. Among other things, this new law changed certain federal authorities relating to the production and marketing of hemp, defined as cannabis (Cannabis sativa L.), and derivatives of cannabis with extremely low (less than 0.3 percent on a dry weight basis) concentrations of the psychoactive compound delta-9-tetrahydrocannabinol (THC). These changes include removing hemp and derivatives of hemp from the Controlled Substances Act, which means that it is no longer an illegal substance under federal law. For the first time since 1937, industrial hemp has been legalized at the federal level and this paved the way for the growth of the industry. With the recent publication of the USDA interim final rule regarding the Establishment of a Domestic Hemp Production Program on October 31, 2019, hemp can now be grown and processed legally in the United States, and is legal to transport in interstate commerce. Although this interim final rule became effective on the date of publication, it is still subject to comment and there is a possibility it will be modified from its current application.

The Farm Bill recognizes hemp as distinct from its genetic cousin, marijuana, and specifically industrial hemp has been excluded from U.S. drug laws. The Farm Bill allows for each individual state to regulate industrial hemp and industrial hemp based products or accept the USDA rules. Although no longer a controlled substance under federal law, cannabinoids derived from industrial hemp (other than THC) are still subject to a patchwork of state regulations. We are actively monitoring the regulations and proposed regulations in each state to ensure our operations are compliant.

In conjunction with the enactment of the Farm Bill, the United States Food and Drug Administration (“FDA”) released a statement about the status of CBD and the agency’s actions in the short term with regards to CBD will guide the industry. The statement noted that the Farm Bill explicitly preserved the FDA’s authority to regulate products containing cannabis or cannabis derived compounds under the Federal Food, Drug, and Cosmetic Act (FD&C Act) and Section 351 of the Public Health Service Act.

This authority allows the FDA to continue enforcing the law to protect patients and the public while also providing potential regulatory pathways for products containing cannabis and cannabis-derived compounds. The statement also noted the growing public interest in cannabis and cannabis-derived products, including CBD, and informed the public that the FDA will treat products containing cannabis or cannabis-derived compounds as it does any other FDA-regulated products — meaning the products will be subject to the same authorities and requirements as FDA-regulated products containing any other substance, regardless of the source of the substance, including whether the substance is derived from a plant that is classified as hemp under the Farm Bill. Recently, both the U.S. House of Representatives (McNerney CA-09) and the Senate (McConnell R-KY) have passed amendments to the respective appropriations bills working their way through each chamber, which would help clear the way for cannabidiol (CBD) to become an approved dietary ingredient by the FDA through an alternative rule making process available to the FDA. Although it is uncertain if either of these amendments will make it to the final federal appropriation bill, or if the President will ultimately sign the appropriations bill, this signifies the legislatures clear intent to pave a pathway for clear and consistent federal regulation for cannabidiol.

As of the date of this report, and based upon publicly available information, to our knowledge the FDA has not taken any enforcement actions against CBD companies. The FDA, however, has sent warning letters to companies demanding they cease and desist from the production, distribution, or advertising of CBD products, only relating to instances that such CBD companies have made misleading and unapproved label claims. We will continue to monitor the FDA’s position on CBD.

We are subject to federal and state consumer protection laws, including laws protecting the privacy of customer non-public information and the handling of customer complaints and regulations prohibiting unfair and deceptive trade practices. The growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, product safety, content and quality of products and services, taxation, electronic contracts and other communications and information security. There is also great uncertainty over whether or how existing laws governing issues such as sales and other taxes, auctions, libel and personal privacy apply to the internet and commercial online services. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the internet and commercial online services could result in significant additional taxes or regulatory restrictions on our business. These taxes or restrictions could have an adverse effect on our cash flows, results of operations and overall financial condition. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

Employees

As of December 31, 2019, we had 5 full-time employees and 2 part-time warehouse employees

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our securities is subject to numerous risks, including the risk factors described below. You should carefully consider the risks, uncertainties, and other factors described below, in addition to the other information set forth in this Prospectus, before making an investment decision with regard to our securities. Any of these risks, uncertainties, and other factors could materially and adversely affect our business, financial condition, results of operations, cash flows, or prospects. In that case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. See also “Cautionary Note Regarding Forward-Looking Statements.”

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We have a limited operating history, which may make it difficult for investors to predict future performance based on current operations.

We have a limited operating history upon which investors may base an evaluation of our potential future performance. In particular, we have not proven that the Company’s multi-level marketing business model will work. As a result, there can be no assurance that we will be able to develop or maintain consistent revenue sources, or that our operations will be profitable and/or generate positive cash flows.

Any forecasts we make about our operations may prove to be inaccurate. We must, among other things, determine appropriate risks, rewards, and level of investment in our products, respond to economic and market variables outside of our control, respond to competitive developments and continue to attract, retain, and motivate qualified employees. There can be no assurance that we will be successful in meeting these challenges and addressing such risks and the failure to do so could have a materially adverse effect on our business, results of operations, and financial condition. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stage of development. As a result of these risks, challenges, and uncertainties, the value of your investment could be significantly reduced or completely lost.

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

We have incurred significant losses in prior periods. For the year ended December 31, 2019, we incurred a net loss of $1,692,298 and, as of that date, we had an accumulated deficit of $2,120,304, of which $677,605 was related to non-cash stock based compensation. For the year ended December 31, 2018, we incurred a net loss of $428,006 and, as of that date, we had an accumulated deficit of $428,006. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

We will likely need additional capital to sustain our operations and will likely need to seek further financing, which we may not be able to obtain on acceptable terms or at all. If we fail to raise additional capital as needed, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. To date, our operations have been funded entirely from the proceeds of debt and equity financings. We expect to require substantial additional capital in the near future to expand our products and establish our targeted levels of commercial production. We may not be able to obtain additional financing on terms acceptable to us, or at all.

Even if we obtain financing for our near-term operations, we expect that we will require additional capital thereafter. Our capital needs will depend on numerous factors including: (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by our existing stockholders will be reduced and our stockholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our Common Stock. If we raise additional capital by incurring debt, this will result in increased interest expense. If we raise additional funds through the issuance of securities, market fluctuations in the price of our shares of Common Stock could limit our ability to obtain equity financing.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. If we are unable to raise capital when needed, our business, financial condition, and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

We face intense competition and many of our competitors have greater resources that may enable them to compete more effectively.

The industries in which we operate in general are subject to intense and increasing competition. Some of our competitors may have greater capital resources, facilities, and diversity of products, which may enable them to compete more effectively in this market. Our competitors may devote their resources to developing and marketing products that will directly compete with our products. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our products. There are no assurances that competition in our respective industries will not lead to reduced prices for our products. If we are unable to successfully compete with existing companies and new entrants to the market this will have a negative impact on our business and financial condition.

If we fail to protect our intellectual property, our business could be adversely affected.

Our viability will depend, in part, on our ability to maintain the proprietary aspects of our products to distinguish our products from our competitors’ products. We do not have trademarks or patents on our products and therefore must rely on, trade secrets and confidentiality provisions to protect the unique aspects of our supplier’s products.

Competitors may harm our sales by designing products that mirror the capabilities of our products or technology without infringing on our vendor’s intellectual property rights. If our vendors do not obtain sufficient protection for their intellectual property, or if they are unable to effectively enforce their intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.

Although we believe that our technology does not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur, which could have a material adverse effect on our business.

We are not aware of any infringement by us of any person’s or entity’s intellectual property rights. In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products, or obtain a license for the manufacture and/or sale of such products, or cease selling such products. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business.

There can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. If our products or proposed products are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business and our financial condition.

Our trade secrets may be difficult to protect.

Our success depends upon the skills, knowledge, and experience of our scientific and technical personnel, our consultants and advisors, as well as our licensors and contractors. Because we operate in several highly competitive industries, we rely in part on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property, and we enter into assignment agreements to perfect our rights.

These confidentiality, inventions, and assignment agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent the use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive, and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Our business, financial condition, results of operations, and cash flows have been, and may in the future be, negatively impacted by challenging global economic conditions.

The recent global economic slowdown has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and declining consumer and business confidence, which has led to decreased levels of consumer spending. These macroeconomic developments have and could continue to negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration or severity of such disruptions in the credit and financial markets and adverse global economic conditions. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel.

Our future success largely depends upon the continued services of our executive officers and management team, especially our President and Chief Executive Officer, Mr. Ray Grimm Jr. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers joins a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the Services of any of these key persons could adversely affect our business, financial condition, and results of operations, and thereby an investment in our Common Stock.

Our continuing ability to attract and retain highly qualified personnel will also be critical to our success because we will need to hire and retain additional personnel as our business grows. There can be no assurance that we will be able to attract or retain highly qualified personnel. We face significant competition for skilled personnel in our industry. This competition may make it more difficult and expensive to attract, hire, and retain qualified managers and employees. Because of these factors, we may not be able to effectively manage or grow our business, which could adversely affect our financial condition or business. As a result, the value of your investment could be significantly reduced or completely lost.

Federal and State Government regulations may change how we do business

The effect of existing or probable federal and state government regulations on our business is not known at this time. Due to the nature of our business, it is anticipated that there may be increasing government regulation that may cause us to have to take serious corrective actions or make changes to the business plan. Federal and State government agencies have not yet put Hemp and CBD regulations into effect, these proceedings over time should result in revisions or decisions providing even greater legal certainty for CBD sellers.

CBD related products have not established legality within the FDA

The FDA has deemed marketing food to which CBD has been added, or labeling CBD as a dietary supplement, to be impermissible.. The FDA is continuing to assess potential pathways available for various types of CBD products to be lawfully marketed. The FDA has summarized its current policies regarding CBD products at: https://www.fda.gov/news-events/public-health-focus/fda-regulation-cannabis-and-cannabis-derived-products-including-cannabidiol-cbd.

As discussed in Item 14 of its summary, the FDA has thus far limited its enforcement actions regarding CBD sellers to actions involving the impermissible use of medical or therapeutic claims for CBD products. Should the FDA change its enforcement policies regarding CBD products and begin broader enforcement actions against all sellers of products containing CBD, we would be forced to take serious corrective actions or make drastic changes to our business plan, and our business may fail. In addition, we cannot predict the form and content of future FDA regulations regarding CBD. Should the FDA adopt a legal framework for the marketing of CBD products, the requirements of its new regulations may be costly or burdensome such that we will lack the financial resources to become compliant with them.

Network marketing guidelines set by the Federal Trade Commission could impact how we do business.

As a network marketing company, we have to follow specific guidelines set by the Federal Trade Commission. The Company and its Brand Partners must follow all of these guidelines. Should the Company or Brand Partners deviate from these guidelines, the company could be fined and would have to take corrective actions. One of the FTC’s primary concerns with regard to “multi-level marketing” (“MLM”) or “network marketing” businesses is the potential for the compensation structure of an MLM business to be unfair or deceptive within the meaning of Section 5 of the FTC Act. At the most basic level, FTC policy requires that an MLM pay compensation that is based on actual sales to real customers, rather than based on mere wholesale purchases or other payments by its participants. In evaluating MLM practices, the FTC focuses on how the structure as a whole operates in practice, and considers factors including marketing representations, participant experiences, the compensation plan, and the incentives that the compensation structure creates. The assessment of an MLM’s compensation structure is a fact-specific determination that the FTC makes after careful investigation. In any such investigation, the FTC staff is likely to consider whether features of the MLM’s compensation structure incentivize or encourage participants to purchase product for reasons other than satisfying their own personal demand or actual consumer demand in the marketplace. Second, the FTC staff is likely to consider information bearing on whether particular wholesale purchases by business opportunity participants were made to satisfy personal demand. In addition, FTC focuses on whether an MLM’s representations regarding is business opportunity are deceptive. Although we believe the compensation structure for our Brand Partners and the other features of our network marketing program are in compliance with current FTC guidelines, any material change to those guidelines could force us to restructure our Brand Partners program or otherwise adversely affect our business.

We may not be able to effectively manage our growth or improve our operational, financial, and management information systems, which would impair our results of operations.

In the near term, we intend to expand the scope of our operations activities significantly. If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, finances, management and other resources. The factors that may place strain on our resources include, but are not limited to, the following:

•	The need for continued development of our financial and information management systems;

•	The need to manage strategic relationships and agreements with manufacturers, customers and partners; and

•	Difficulties in hiring and retaining skilled management, technical, and other personnel necessary to support and manage our business.

Additionally, our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage, and retain qualified management and other personnel. There can be no assurance that we will be successful in recruiting and retaining new employees or retaining existing employees.

We cannot provide assurances that our management will be able to manage this growth effectively. Our failure to successfully manage growth could result in our sales not increasing commensurately with capital investments or otherwise materially adversely affecting our business, financial condition, or results of operations.

If we are unable to continually innovate and increase efficiencies, our ability to attract new customers may be adversely affected.

In the area of innovation, we must be able to develop new technologies and products that appeal to our customers. This depends, in part, on the technological and creative skills of our personnel. We may not be successful in the development, introduction, marketing, and sourcing of new technologies or innovations, that satisfy customer needs, achieve market acceptance, or generate satisfactory financial returns.

Litigation may adversely affect our business, financial condition, and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.

Our officers and directors have significant control over stockholder matters and the minority stockholders will have little or no control over our affairs.

Our officers and directors currently own approximately 43.81% of our outstanding Common Stock, and thus significant control over stockholder matters, such as election of directors, amendments to the Articles of Incorporation, and approval of significant corporate transactions. As a result, our minority stockholders will have little or no control over its affairs.

Our internal controls and accounting methods may require modification.

We continue to review and develop controls and procedures sufficient to accurately report our financial performance on a timely basis.  If we do not develop and implement effective controls and procedures, we may not be able to report our financial performance on a timely basis and our business and stock price would be adversely affected.

If we fail to implement and maintain proper and effective internal controls and disclosure controls and procedures pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our operating results, our ability to operate our business, and investors’ views of us.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. Among other things, we must perform systems and processes evaluation and testing. We must also conduct an assessment of our internal controls to allow management to report on our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We are required to provide management’s assessment of internal controls in conjunction with the filing our Annual Report on Form 10-k. The failure to implement and maintain proper and effective internal controls and disclosure controls could result in material weaknesses in our financial reporting such as errors in our financial statements and in the accompanying footnote disclosures that could require restatements. Investors may lose confidence in our reported financial information and disclosure, which could negatively impact our stock price.

We do not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company has the following material weaknesses:

•	The Company lacks an effective control environment since there are insufficient personnel to exercise appropriate oversight of accounting judgments and estimates.

•	Due to limited accounting and financial reporting resources, the Company lacks formal processes to identify, update, and assess risks to the Company’s financial reporting.

•	Due to limited accounting and financial reporting resources, the Company has not implemented significant monitoring controls.

•	Due to limited accounting and financial reporting resources, authorization, approval, and review controls over the Company's financial statements and accounting records have not been implemented or have not been applied consistently. This includes controls over the identification, approval, and disclosure of related party transactions. In certain cases, formal documentation does not exist regarding the design of controls, evidence of implementation of controls, or evidence of occurrence of certain transactions. In addition, certain of the Company’s processes lack segregation of duties.

Our insurance coverage may be inadequate to cover all significant risk exposures.

Like all sellers of products for human consumption, we cannot eliminate the risk that our products may be subjection to contamination during the manufacturing or distribution process, causing illness or injury to the consumer. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, and results of operations. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

Our failure to maintain and expand our distributor relationships could adversely affect our business.

We distribute our products through independent distributors, and we depend upon them directly for all of our sales in most of our markets.  Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of distributors.  Our direct selling organization is headed by a relatively small number of key distributors.  The loss of a significant number of distributors, especially key distributors, could materially and adversely affect sales of our products and could impair our ability to attract new distributors.  Moreover, the replacement of distributors could be difficult because, in our efforts to attract and retain distributors, we compete with other direct selling organizations, including but not limited to those in the personal care, cosmetic product and nutritional supplement industries.  Our distributors may terminate their services with us at any time..

The number of active distributors or their productivity may not increase and could decline in the future.  We cannot accurately predict any fluctuation in the number and productivity of distributors because we primarily rely upon existing distributors to sponsor and train new distributors and to motivate new and existing distributors. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing distributors and to attract new distributors.

The number and productivity of our distributors could be harmed by several factors, including:

●	adverse publicity or negative perceptions regarding us, our products, our method of distribution or our competitors;
●	lack of interest in, or the technical failure of, existing or new products;

●	lack of interest in our existing compensation plan for distributors or in enhancements or other changes to that compensation plan;
●	our actions to enforce our policies and procedures;

●	regulatory actions or charges or private actions against us or others in our industry;
●	general economic and business conditions;

●	changes in management or the loss of one or more key distributor leaders;
●	entry of new competitors, or new products or compensation plan enhancements by existing competitors, in our markets; and

●	potential saturation or maturity levels in a given country or market which could negatively impact our ability to attract and retain distributors in such market.

An increase in the amount of compensation paid to distributors would reduce profitability.

A significant expense is the payment of compensation to our distributors, which represented approximately 49%, and 33% of net sales during 2018, and the first nine months of 2019, respectively.  We compensate our distributors by paying commissions, bonuses, and certain awards and prizes.  Factors impacting the overall commission payout include the growth and depth of the distributor network, the distributor retention rate, the level of promotions, local promotional programs and business development agreements.  Any increase in compensation payments to distributors as a percentage of net sales will reduce our profitability.

Failure of new products to gain distributor and market acceptance could harm our business.

An important component of our business is our ability to develop new products that create enthusiasm among our distributor force.  If we fail to introduce new products on a timely basis, our distributor productivity could be harmed.  In addition, if any new products fail to gain market acceptance, are restricted by regulatory requirements, or have quality problems, this would harm our results of operations.  Factors that could affect our ability to continue to introduce new products include, among others, limited capital and human resources, government regulations, proprietary protections of competitors that may limit our ability to offer comparable products and any failure to anticipate changes in consumer tastes and buying preferences.

Although our distributors are independent contractors, improper distributor actions that violate laws or regulations could harm our business.

Our distributors are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight as we would if distributors were our own employees.  As a result, there can be no assurance that our distributors will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our distributor policies and procedures.  Extensive federal, state and local laws regulate our business, our products and our network marketing program.  Given the size and diversity of our distributor force, we experience problems with distributors from time to time.  Distributors often desire to enter a market, before we have received approval to do business, to gain an advantage in the marketplace.  Improper distributor activity in new geographic markets could result in adverse publicity and can be particularly harmful to our ability to ultimately enter these markets.  Violations by our distributors of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations and harm our business reputation.  In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our distributors.  If any of these events occur, our business, financial condition, or results of operations could be materially adversely affected.

Because we do not have an audit or compensation committee, stockholders will have to rely on our officers and directors, most of whom are not independent, to perform these functions.

Because we do not have an audit or compensation committee, stockholders will have to rely on our officers and directors, most of whom are not independent, to perform these functions. Thus, there is a potential conflict of interest in that our officers and directors have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

We expect to experience volatility in the price of our Common Stock, which could negatively affect stockholders’ investments.

The trading price of our Common Stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. All of these factors could adversely affect your ability to sell your shares of Common Stock or, if you are able to sell your shares, to sell your shares at a price that you determine to be fair or favorable.

The relative lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Our senior management has little experience in managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance, and reporting requirements, including the establishing and maintaining of internal controls over financial reporting. Any such deficiencies, weaknesses, or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy, we could be subject to the imposition of fines and penalties and our management would have to divert resources from attending to our business plan.

Our Common Stock is categorized as “penny stock,” which may make it more difficult for investors to sell their shares of Common Stock due to suitability requirements.

Our Common Stock is categorized as “penny stock”. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our Common Stock is significantly less than $5.00 per share and is therefore considered “penny stock.” This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser, and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our Common Stock, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our Common Stock, or may adversely affect the ability of stockholders to sell their shares.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our shares of Common Stock, have an adverse effect on the market for our shares of Common Stock, and thereby depress our price per share of Common Stock.

The elimination of monetary liability against our directors, officers, and employees under Nevada law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under any future employment agreements with our officers. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

We may issue additional shares of Common Stock or preferred stock in the future, which could cause significant dilution to all stockholders.

Our Articles of Incorporation authorize the issuance of up to 1.4 billion shares of Common Stock and 100 million shares of preferred stock, with a par value of $0.00001 per share. As of December 19, 2019, we had 32,985,200 shares of Common Stock, 0 shares of Series A Preferred Stock and 0 shares of Series B Preferred Stock outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of Common Stock or securities convertible into our Common Stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of Common Stock being issued or a reduction in the purchase price for any such shares or both.

Any issuance of additional shares of our Common Stock, or equity securities convertible into our Common Stock, including but not limited to, preferred stock, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our Common Stock, and may negatively impact the market price of our Common Stock.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of us.

Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after an “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then-outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquiror to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our Board. Both of these provisions could limit the price investors would be willing to pay in the future for shares of our Common Stock.

Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Declaring and paying future dividends, if any, will be determined by our Board, based upon earnings, financial condition, capital resources, capital requirements, restrictions in our Articles of Incorporation, contractual restrictions, and such other factors as our Board deems relevant. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Inapplicable as we are not a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties material to our operations. We operate from leased space. Our executive offices are located at 3246 Grey Hawk Court, Carlsbad, California 92010, and our telephone number is (866) 611-4694. The lease is for an initial term of three years and expires on July 31, 2021. The current monthly base rent amount equals $5,720.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. MARKET INFORMATION AND HOLDERS

Market Information

Our Common Stock is quoted on the OTC Markets Group, Inc.’s “Pink – Current Information” tier under the symbol “NWYU.” The following is a summary of the high and low closing bid prices of our Common Stock for the periods indicated, as reported by the OTC Markets Group, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	CLOSING BID PRICE PER SHARE
	HIGH	LOW
Year ended December 31, 2019 First Quarter	$25.50	$7.61
Second Quarter	$22.75	$1.01
Third Quarter	$2.99	$1.01
Fourth Quarter	$2.40	$1.50
Year ended December 31, 2018 First Quarter	$9.75	$3.5
Second Quarter	$10.00	$5.00
Third Quarter	$14.25	$5.00
Fourth Quarter	$14.75	$9.35
Year ended December 31, 2017 First Quarter	$11.00	$1.32
Second Quarter	$11.00	$5.00
Third Quarter	$10.50	$3.75
Fourth Quarter	$6.00	$3.50

On March 27, 2020 the closing bid price on the OTC Markets for our Common Stock was $0.70.

Stockholders

As of December 31, 2019, there were 32,985,200 shares of Common Stock issued and outstanding, held by approximately 179 shareholders of record.

Dividends

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our Articles of Incorporation.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Penny Stock Regulations

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “anticipates” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. From time to time we may make other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ as a result of many factors, including the risks discussed from time to time in this report, including the risks described under “Risk Factors” in any filings we have made with the SEC.

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

Background

On January 9, 2019, New You, Inc. completed a reverse recapitalization (“Recapitalization”) with New You LLC, a privately held Wyoming limited liability company in accordance with the terms of a share exchange agreement (“Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, New You, Inc. issued 15,974,558 common shares in exchange for one hundred percent (100%) of the outstanding units of New You LLC (11,450 units), with New You LLC becoming a wholly-owned operating subsidiary of the Company. The transaction was accounted for as a reverse recapitalization because New You, Inc. was a shell company prior to the transaction. For accounting purposes, New You LLC is considered to have obtained the net monetary assets of New You, Inc. in exchange for equity. Upon the consummation of the Recapitalization, the historical financial statements of New You LLC became the consolidated company’s historical financial statements.

Results of Operations

Revenues. For the year ended December 31, 2019, we generated revenues of $2,832,426, an increase of $1,934,273 compared to December 31, 2018. The increase was primarily due to revenue generated by New You LLC beginning operations in the later part of 2018. Prior to August 2018, the Company had no active operations and therefore had only four months of consolidated revenue in 2018, verses twelve months of consolidated revenue in 2019. There were no sales prior to August 2018. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross Profit. Our gross profit for the year ended December 31, 2019 was $2,377,666, an increase of $1,676,928 compared to December 31, 2018. Our gross margin percentage for the year ended December 31, 2019 was 84%, compared to 78% for the year ended December 31, 2018. The increase in gross profit was primarily due to revenue generated by New You LLC beginning operations in the later part of 2018. There were no sales prior to August 2018.

Operating Expenses. Operating expenses for the year ended December 31, 2019 were $4,069,164, an increase of $2,941,220 compared to December 31, 2018. For the year ended December 31, 2019, the components of operating expenses were: (i) increase in commission expenses; (ii) payroll expenses; and (iii) and other selling general and administrative expenses. There were few expenses prior to August of 2018 due to New You LLC having very little activity prior to August 2018.

	For the year ended	For the year ended
	December 31, 2019	December 31, 2018
Staff and Overhead Expenses	1,980,058	681,941
Accounting/Legal(1)	382,715	8,050
Commission Expense	1,028,787	437,953
Non-Cash Stock Based Compensation	677,604	—
	4,069,164	1,127,944

(1)	Approximately $350,000 accounting and legal expenses were one time fees for 2017 and 2018 audit and audit preparation fees

Operating Loss. We realized an operating loss of $1,691,498 for the year ended December 31, 2019 compared to $427,206 for the year ended December 31, 2018.

Net Loss. We incurred a net loss of $1,692,298, for the year ended December 31, 2019 compared to a net loss of 428,006 for the year ended December 31, 2018. The primary reason for the increase in net loss is due to New You LLC beginning operations in the later part of 2018. Management will continue to make an effort to lower operating expenses and increase revenue. We will continue to invest in further expanding our operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting our name and our products. Given the fact that most of the operating expenses are fixed or have quasi-fixed character management expects them to significantly decrease as a percentage of revenues as revenues increase. There were approximately $350,000 in one-time audit and S-1 preparation fees that will not occur again. These costs were for the audits for the year ended 2017 and 2018 and preparation and formatting of the S-1 that was filed at the end of 2019.

LIQUIDITY AND CAPITAL RESOURCES

We incurred a net loss for the year ended December 31, 2019 and had an accumulated deficit of $2,120,304 at December 31, 2019. At December 31, 2019, we had a cash balance of approximately $1,125, compared to a cash balance of $27,310 at December 31, 2018. At December 31, 2019, we had a working capital deficit of $1,047,273, compared to a working capital deficit of $332,593 at December 31, 2018. Our existing and available capital resources are not expected to be sufficient to satisfy our funding requirements through one year from the date of this filing in the absence of share issuances or other sources of financing. See note 2 to our financial statements for the year ended December 31, 2019 and 2018.

We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of preferred stock, common stock, and debt securities.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support its operations.

Based on the above factors, substantial doubt exists about our ability to continue as a going concern for one year from the issuance of these financial statements.

The issuance of additional securities may result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming these loans would be available, will increase our liabilities and future cash commitments. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available for use when needed or, if available, that it can be obtained on commercially reasonable terms.

The effect of existing or probable government regulations on our business is not known at this time. Due to the nature of our business, it is anticipated that there may be increasing government regulation that may cause us to have to take serious corrective actions or make changes to the business plan.

Cash Flow

The following table summarizes our cash flows for the periods indicated below:

	2019	2018
Cash used in operating activities	(360,980)	(295,361)
Net Cash provided by (used in) investing activities	—	(34,001)
Cash provided by financing activities	334,795	356,672

Cash Used in Operating Activities

During the year ended December 31, 2019 cash used in operating activities of $360,980 primarily reflected our net losses for the period, adjusted by non-cash charges such as depreciation and stock-based compensation, as well as changes in our working capital accounts, primarily consisting of an increase in inventory, a decrease in prepaid expenses, and in increase in accounts payable.

During the year ended December 31, 2018 cash used in operating activities of $295,361 primarily reflected our net losses for the period, adjusted by non-cash charges such as depreciation and stock-based compensation, as well as changes in our working capital accounts, primarily consisting of an increase in inventory, an increase in prepaid expenses, and in increase in accounts payable.

Cash Used in Investing Activities

During the year ended December 31, 2019, there was no cash used in investing activities.

During the year ended December 31, 2018, cash used in investing activities of $34,001 from the purchase of warehouse equipment.

Cash Provided by Financing Activities

During the year ended December 31, 2019, cash provided by financing activities was $334,795 which consisted primarily of proceeds from related party debt and issuances of common shares for cash.

During the year ended December 31, 2018, cash provided by financing activities was $356,672, which consisted primarily of proceeds from related party debt and issuances of common shares for cash.

Known Trends and Uncertainties Expected to Have a Material Impact on Revenues

Our ability to continue to add and maintain Brand Partners and Customers on a consistent basis will have a material impact on revenues. We will be increasing our marketing efforts in the upcoming year. Due to this, we expect to see our customer base and number of Brand Partners to grow consistently over the next few quarters and expect those numbers to grow even more as we continue to expand our marketing efforts and add to our product portfolio. We expect to continue to see high retention rates as we continue to train our Brand Partners and provide them with a support system that promotes success and strong partnerships. Our retention rate for our Brand Partners over the last sixteen months (since inception) ended December 31st, 2019 is 98.5%.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

See Note 1 – Organization and Significant Accounting Policies in the Notes to the Consolidated Financial Statements on page F-6

Recently Issued Accounting Standards

See Note 1 – Organization and Significant Accounting Policies in the Notes to the Consolidated Financial Statements on page F-6

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

New You, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New You, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

Costa Mesa, California
March 30, 2020

New You, Inc.
Consolidated Balance Sheets as of December 31, 2019 and 2018

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash	$1,125	$27,310
Credit Card Receivable	23,715	19,603
Due from Merger Partner	—	10,482
Inventory	147,780	49,862
Prepaid Expenses and Other Current Assets	5,000	34,415
Total Current Assets	177,620	141,672

Property and Equipment, Net	25,795	31,587
Operating Lease Right of Use Asset, Net	96,310	—

TOTAL ASSETS	$299,725	$173,259

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accounts Payable and Other Accrued Expenses	$471,507	$90,359
Accounts Payable to Related Party	200,605	154,234
Operating Lease Liability, Current	63,410	—
Related Party Debt	497,147	229,672
Total Current Liabilities	1,232,669	474,265

Operating Lease Liabilities, Noncurrent	38,025	—
TOTAL LIABILITIES	1,270,694	474,265

COMMITMENTS AND CONTINGENCIES - SEE NOTE 5

STOCKHOLDERS’ DEFICIT
Common stock at $0.00001 par value: 1,400,000,000 and 900,000,000 shares authorized as of December 31, 2019 and December 31, 2018, respectively; 32,985,200 and 15,974,558 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	330	160
Additional Paid-in Capital	1,149,005	126,840
Accumulated Deficit	(2,120,304)	(428,006)
TOTAL STOCKHOLDERS’ DEFICIT	(970,969)	(301,006)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$299,725	$173,259

The accompanying notes are an integral part of the financial statements.

New You, Inc.
Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018

	For The Year Ended	For The Year Ended
	December 31,	December 31,
	2019	2018
Total Revenues	2,832,426	$898,153

Cost of Goods Sold	454,760	197,415

Gross Profit	2,377,666	700,738

Operating Expenses
Selling, General and Administrative Expenses	2,362,773	689,991
Commission Expense	1,028,787	437,953
Stock Based Compensation	677,604	—
Total Operating Expenses	4,069,164	1,127,944

Loss from Operations	(1,691,498)	(427,206)

Income Tax Expense	800	800

Net Loss	$(1,692,298)	$(428,006)

Net Loss Per Common Share
- Basic and Diluted	$(0.06)	$(0.05)

Weighted Average Common Shares Outstanding
- Basic and Diluted	26,343,136	8,218,053

The accompanying notes are an integral part of the financial statements.

New You, Inc.
Consolidated Statement of Shareholders’ Deficit for the Two Years Ended December 31, 2019

	Common		Additional Paid	Accumulated	Total Stockholders’
	Shares	Par Value	in Capital	Deficit	Deficit
Balance as of December 31, 2017	—	$—	$—	$—	$—
Share Issuances to Founding Members	13,951,579	140	(140)	—	—
Share Issuances	2,022,979	20	126,980	—	127,000
Net Loss	—	—	—	(428,006)	(428,006)
Balance as of December 31, 2018	15,974,558	$160	$126,840	$(428,006)	$(301,006)
Effect of reverse recapitalization transaction	10,772,587	108	(16,677)	—	(16,569)
Shares Issued Pursuant to Anti-dilution Provision	409,605	4	(4)	—	—
Sales of Common Shares	652,450	7	316,293	—	316,300
Stock-based Compensation - Employees	4,150,000	41	469,750	—	469,791
Stock-based Compensation – Vendors	1,026,000	10	207,803	—	207,813
Cash Received for Common Shares Not Yet Issued	—	—	45,000	—	45,000
Net Loss	—	—	—	(1,692,298)	(1,692,298)
Balance as of December 31, 2019	32,985,200	$330	$1,149,005	$(2,120,304)	$(970,969)

The accompanying notes are an integral part of the financial statements.

New You, Inc.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018

	For The Year Ended December 31,	For The Year Ended December 31,
	2019	2018
Operating Activities
Net Loss	$(1,692,298)	$(428,006)
Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Depreciation and Amortization	10,917	2,414
Amortization of Operating Lease Right of Use Assets	99,166	—
Stock-based Compensation - Employees	469,792	—
Stock-based Compensation - Vendors	207,813	—
Changes in Operating Assets and Liabilities:
Credit Card Receivable	(122,804)	(19,603)
Inventory	(97,918)	(49,862)
Due From Merger Partner	10,482	(10,482)
Prepaid Expenses and Other Current Assets	29,415	(34,415)
Accounts Payable and Other Current Liabilities	359,453	244,593
Accounts Payable to Related Parties	459,043
Operating Lease Liabilities	(94,041)
Net Cash Used in Operating Activities	(360,980)	(295,361)
Investing Activities
Purchase of Property and Equipment	—	(34,001)
Net Cash Used in Investing Activities	—	(34,001)
Financing Activities
Proceeds from Related Party Debt	398,000	229,672
Repayments of Related Party Debt	(424,505)
Issuance of Common Shares for Cash	316,300	127,000
Cash Received for Shares Not Yet Issued	45,000
Net Cash Provided by Financing Activities	334,795	356,672
Net (Decrease) Increase in Cash and Cash Equivalents	(26,185)	27,310
Cash and Cash Equivalents
Beginning of Period	27,310	—
End of Period	$1,125	$27,310

Supplemental Disclosures
Cash Paid for Interest	$5,000	$—
Cash Paid for Income Taxes	$—	$—

Non-cash Investing and Financing Activities:
Payroll and Other Payables to Related Parties Converted to Related Party Debt	$412,672	$—
Related Party Debt Adjusted Against Credit Card Receivables	$(118,692)	$—

The accompanying notes are an integral part of the financial statements.

 New You, Inc.

Notes to Consolidated Financial Statements

Note 1 – Organization and Significant Accounting Policies

Nature of Business

New You, Inc., formerly known as The Radiant Creations Group, Inc. (the “Company”) was incorporated in Nevada on December 29, 2005. From inception, the Company's principal business activity was the acquisition and exploration of mineral resources. On June 20, 2013, following a change of control and subsequent acquisition of an exclusive license agreement, the Company changed its principal business to the development and marketing of cosmetics and over-the-counter personal enhancement products and devices. After a change in control on July 11, 2018, the Company changed its principal business to selling cannabidiol (“CBD”) hemp oil-based products through independent business owners (called “Brand Partners”).

The Company, through its wholly owned subsidiary New You LLC, markets and sells its products through a multi-level marketing sales opportunity.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) to reflect the accounts and operations of the Company.

On January 9, 2019, the Company completed a reverse recapitalization (“Recapitalization”) with New You LLC, a privately held Wyoming limited liability company, in accordance with the terms of a share exchange agreement (“Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the Company issued 15,974,558 common shares in exchange for one hundred percent (100%) of the outstanding units of New You LLC (11,450 units), with New You LLC becoming a wholly-owned operating subsidiary of the Company. The transaction was accounted for as a reverse recapitalization because the Company was a shell company prior to the transaction. For accounting purposes, New You LLC is considered to have obtained the net monetary assets of the Company in exchange for equity. Upon the consummation of the Recapitalization, the historical financial statements of New You LLC became the consolidated company’s historical financial statements. Accordingly, these financial statements reflect the financial position and operations of New You LLC, except that the capital structure of New You LLC has been adjusted based on the ratio of common shares issued and units transferred in accordance with the Share Exchange Agreement.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include estimates for future charge-backs, allowance for slow moving or obsolete inventory, and stock-based compensation expense.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. As of December 31, 2019 and 2018, the Company had no cash equivalents.

Credit Card Receivables

Credit card receivable consists of only the amount due from the credit card processing companies. There is no need for an allowance for doubtful accounts, since the system and processor makes sure that the transaction is successful prior to the sale being finalized. Accordingly, no allowance was recorded as of December 31, 2019 or 2018.

Inventory

Inventory consists of finished goods and is valued at the lower of cost or net realizable value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management analysis or inventory levels and future sales forecasts.

Prepaid Expenses

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future. These prepaid expenses primarily consist of deposits on inventory yet to be delivered or shipped.

Property and Equipment

Property and equipment are stated at cost, net of depreciation provided by use of a straight-line method over the estimated useful lives of the assets, which is five years for vehicles and seven years for furniture and fixtures. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable.

Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets in accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Such impairment is recognized in the event the net book value of such assets exceeds their fair value. No impairment of long-lived assets occurred during the years ended December 31, 2019 and 2018.

Basic and Diluted Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, the Company currently does not have any deemed common share equivalents; therefore, its basic and diluted net loss per share calculations are the same.

The following table presents the computation of basic and diluted net loss per common share:

	2019	2018
Historical Net loss per share
Numerator
Net Loss	(1,692,298)	(428,006)
Denominator
Weighted-average common shares outstanding	27,514,330	8,218,053
Less: Weighted-average shares subject to repurchase	(1,171,194)	—
Denominator for basic and diluted net loss per share	26,343,136	8,218,053
Basic and diluted net loss per share	$(0.06)	$(0.05)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	2019	2018
Restricted Stock	5,151,000	—

Revenue Recognition

Revenue is recognized in accordance with ASC 606, Contracts with Customers, by analyzing exchanges with the Company’s customers and Brand Partners using a five-step analysis that includes identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The Company recognizes revenue when the customer obtains control of the promised good and all performance obligations are met. Revenue is recognized at an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those services.

The Company records sales of finished products once the customer or Brand Partner places and pays for the order and the product is shipped. Control is considered transferred when title and risk of loss have transferred to the customer, which is upon shipment of the product. The Company treats shipping expenses as costs to fulfill a contract, so that revenue is recognized gross of shipping expenses. The Company recognizes revenue net of sales taxes.

The Company and its Brand Partners agree to provide customers with a 100% satisfaction guaranteed policy that allows the customer sixty days from the sales transaction to return the product and receive a 100% refund, and one year for a Brand Partner to get a 90% refund, as long as the product remains in saleable condition and the Brand Partner or the Company have not cancelled the Brand Partner agreement. The Company records an estimate for provisions of returns and other adjustments for each shipment, which is netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. The Company has determined that the population of contracts with the Company’s customers and Brand Partners tends to be homogenous, so that review of the contracts and estimate of various revenue related adjustments can be applied to the entire population. The Company had customer returns of $79,090 for the year ended December 31, 2019 and $14,192 for the year ended December 31, 2018. The Company has not recorded a reserve for returns at December 31, 2019, or 2018 since it does not believe such returns will be material.

As of December 31, 2019, the Company did not have any in-process or prepaid sales orders or transactions that would require the recognition of a contract liability.

Cost of Revenue

Amounts recorded as cost of revenue relate to direct product costs. Such costs are recorded when the associated revenue is recognized. Our cost of revenue consists primarily of the cost of product, and the cost of product samples.

Commission Expense and Contract Acquisition Costs

The Company markets and sells its products through a multi-level marketing sales platform. Commissions are earned on product sales to Brand Partners and customers at a rate of 10% for every transaction plus a specified spread on recurring sales. Brand Partners earn a 5% commission on sales by other team members at lower levels up to nine levels below the Brand Partner. Brand Partners can earn an additional bonus for customer sales and team sales. The team bonus is $400 for each time their team bonus volume reaches a certain amount in a 30 day period. Brand Partners can also earn an initial bonus for qualifying customer purchases in the Brand Partners’ first 30 days of 20% of the transaction value.

The Company treats commission payments as costs to obtain a contract in accordance with ASC 340, “Other Assets and Deferred Costs.” Commissions are accrued upon shipment of the product to either the Brand Partner or the customer.

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses totaled $12,626 for the year ended December 31, 2019 and $15,817 for the year ended December 31, 2018.

Income Taxes

The Company provides for income taxes utilizing the asset and liability method of accounting. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in the statements of operations as an adjustment to income tax expense in the period that includes the enactment date. Utilization of the net operating loss carry forwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions.

ASC Topic 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with GAAP. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Stock Compensation Expense

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees and non-employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values at the grant date. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair grant date FV of equity instruments. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. Share-based compensation expense for the year ended December 31, 2019 and 2018 was $677,604 and $0.

Recently Adopted Accounting Pronouncements

FASB ASU No. 2016-02 (Topic 842), “Leases” – Issued in February 2016, ASU No. 2016-02 established ASC Topic 842, Leases, as amended by subsequent ASUs on the topic, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under the existing lease standard. We were be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments and will continue to recognize expense on a straight-line basis upon adoption of this standard. ASU 2016-02 was effective for reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued an update ASU 2018-11 Leases: Targeted Improvements, which provides companies with an additional transition option that would permit the application of ASU 2016-02 as of the adoption date rather than to all periods presented. We adopted this standard on January 1, 2019 and elected to use the transition practical expedients package available to us under this new standard. Upon Adoption of the standard, we recorded a right-of-use asset of $195,476 and an operating lease liability of $195,476.

Recently Issued Accounting Pronouncements

FASB ASU No. 2019-12 Income Taxes - In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have upon its financial position and results of operations, if any.

Note 2 – Going Concern

We incurred a net loss for the year ended December 31, 2019 and had an accumulated deficit of $2,120,304 at December 31, 2019 of which $677,604 was related to non-cash stock based compensation. At December 31, 2019, we had a cash balance of approximately $1,125, compared to a cash balance of $27,310 at December 31, 2018. At December 31, 2019, we had a working capital deficit of $1,047,273, compared to a working capital deficit of $332,593 at December 31, 2018.

We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support operations.

Based on the above factors, substantial doubt exists about our ability to continue as a going concern for one year from the issuance of these financial statements.

Note 3 – Concentrations of Business and Credit Risk

The Company at times maintains balances in various operating accounts in excess of federally insured limits.

Since the Company sells its products to a large number of customers, there is no receivable or revenue concentration from customers. However, as of December 31, 2019 and 2018, one credit card processor accounted for 100% of credit card receivables.

Note 4 – Equity

On January 9, 2019, the Company purchased one hundred percent (100%) of the outstanding units of New You LLC. Pursuant to the terms and conditions of the Share Exchange Agreement, the Company issued 15,974,558 common shares in exchange for one hundred percent (100%) of New You LLC outstanding units. As a result of the Share Exchange Agreement, New You LLC became a wholly owned subsidiary of the Company. New You LLC began operations in August 2018.

On March 8, 2019, pursuant to stockholder consent, our Board of Directors authorized an amendment (the "Amendment") to our Certificate of Incorporation, as amended, to (i) change the name of the Company from The Radiant Creations Group, Inc. to New You, Inc. and (ii) effect a reverse stock split of the issued and outstanding shares of our common stock, par value $0.00001, on a 1 for 50 basis (the "Reverse Stock Split"). We filed the Amendment with the Nevada Secretary of State reflecting the name change on March 27, 2019. On April 29, 2019, the Financial Industry Regulatory Authority, Inc. notified us that the Name Change and Reverse Stock Split would take effect on April 30, 2019 (the "Effective Date"). On the Effective Date, each holder of common stock received 1 share of our common stock for each 50 shares of our common stock they owned immediately prior to the Reverse Stock Split. We did not issue fractional shares in connection with the Reverse Stock Split. Fractional shares were rounded up to the nearest whole share. In addition, on the Effective Date the Company’s trading symbol changed to “RCGPD” for a period of 20 business days, after which the "D" was removed from the Company’s trading symbol and began trading under new trading symbol “NWYU.” Unless otherwise indicated, the information in these unaudited condensed consolidated financial statements gives effect to the 1-for-50 reverse stock split of the Company’s common stock, par value $0.00001 per share and name change from The Radiant Creations Group, Inc. to New You, Inc. effected on April 30, 2019.

2019 Stock Sales

During the year ended December 31, 2019, the Company issued 652,450 common shares which resulted in raising $316,300 in additional capital and two investors paid a total of $45,000 for 90,000 common shares that were not issued as of December 31, 2019.

2019 Restricted Stock Grants

During the year ended December 31, 2019, the Company issued 5,176,000 common shares for employees and several consultants for services that will be provided in the future and will vest over the course of six months or twelve months based on the specific contract. One vendor that was issued 100,000 shares will vest over eighteen months starting July 1, 2019. The Company estimated the fair value of the shares at $0.50 per share based on the price at which the Company issued common shares for cash in 2019 and not based on the amount that shares were trading for on the OTC “Pink” market since shares were thinly traded on the market from August to December 2019 when the equity instruments were granted. There were not grants of restricted stock to employees of vendors during 2018

The table below summarizes the activity of the restricted stock during 2019:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested as of December 31, 2018	—	—
Granted	5,176,000	$0.50
Vested	(25,000)	$0.50
Forfeited	—	—
Nonvested as of December 31, 2019	5,151,000	$0.50

 For the year ended December 31, 2019 the compensation costs that has been charged to Stock Compensation Expense is $677,604. No portion of the total compensation cost was capitalized. The unrecognized compensation costs as of the year ended December 31, 2019 and 2018 is $1,902,896 and $0 respectively, which will be recognized over one year. The company recognizes the cost of these stocks using a straight line method and forfeitures are recognized as they occur.

Note 5 – Commitments and Contingencies

Operating Lease Commitments

A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. Right of use (ROU) assets represent the Company's right to use an underlying asset for the lease term and operating lease liabilities represent the Company's obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Most operating leases contain renewal options that provide for rent increases based on prevailing market conditions. The lease term used to calculate the ROU asset includes renewal periods or periods subject to termination when it is reasonably certain that the Company will lease the assets in such periods.

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the estimated incremental secured borrowing rate. ROU assets include any lease payments required to be made prior to commencement and exclude lease incentives. Both ROU assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company's lease agreements do not contain significant residual value guarantees, restrictions or covenants.

The Company leases a warehouse facility under a lease agreement that expires July 31, 2021. The Company does not have any significant capital leases.

The components of total lease cost were as follows:

Year Ended December 31,
2019
Operating lease cost	69,296
Total lease cost	$69,296

Cash paid for amounts included in operating lease liabilities was $69,296 for the year ended December 31, 2019. The table below presents total operating lease ROU assets and lease liabilities as of December 31, 2019:

Year Ended December 31,
2019
Operating lease ROU assets	$96,310
Operating lease liabilities	101,435

The table below presents the maturities of operating lease liabilities as of December 31, 2019:

2020	77,277
2021	45,801
Total Lease Payments	123,078
Less: Discount	(21,643)
Operating Lease Liability	101,435

Year Ended December 31,
2019
Weighted average remaining lease term (years)	1.58
Weighted average discount rate	7%

Note 6 - Litigation and Claims

The Company may be involved in lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company’s financial statements not to be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of December 31, 2019 or 2018 nor were there any asserted or unasserted material claims for which material losses are reasonably possible.

Note 7 – Related Party Transactions

During the years ended December 31, 2019 and 2018, directors and members of management provided loans to the Company or paid for various expenses of the Company. These loans contained no interest, term or due date. As of December 31, 2019, these loans had a combined balance of $497,147 for the CEO and two other board members. Total additions for the year ended December 31, 2019 were $610,672 and total repayments and offsets were $343,197 As of December 31, 2018, these loans had a combined balance of $229,672 for the CEO and one other board member. Total additions for the year ended December 31, 2018 were $229,672 and no repayments were made. As of December 31, 2019 and 2018, we also owed $78,105 and $23,460 to Carlsbad Naturals, LLC, which is a principal shareholder of New You, Inc. and is owned by a principal shareholder of New You, Inc., for inventory purchases. During the years ended December 31, 2019 and 2018, we made purchase of $340,283 and $142,632 from Carlsbad Naturals, LLC. As of December 31, 2019 and 2018, we owed $22,500 and $30,000 for consulting payments to a relative of the CEO.

During the year ended December 31, 2019, the Company also received two loans from a board member’s family member in the amount of $100,000 each for a total of $200,000 which were paid in full prior to year-end. A total of $5,000 was paid in interest for the loans during the year ended December 31, 2019.

The Company leases and pays for a warehouse facility where it shares space with Carlsbad Naturals, LLC. In exchange, Carlsbad Naturals, LLC leases and pays for an office facility where it shares space with the Company. As a result of this arrangement, the Company has recorded rent expense in the accompanying statements of operations for the lease that it is responsible for paying.

During 2018 and the first five months of 2019, all credit card receivable payments were processed through the bank account of one of the founding members due to the frequent bank account changes that were occurring with the Company’s accounts. All funds received into the founder’s bank account was transferred directly to the Company’s account on a weekly basis and have been accounted for. As of May 31, 2019, all credit card receivables are deposited by the credit card processor directly into the Company’s bank account.

Note 8 – Income Taxes

The Company incurred no deferred tax expense during the years ended December 31, 2019 and 2018. The components of deferred tax assets and liabilities are:

	December 31, 2019	December 31, 2018

Deferred income tax assets:
Net operating loss carryforwards	$284,193	$—
Stock-Based Compensation	189,618	—
	473,811	—
Less: valuation allowance	(473,529)
Total deferred income tax assets	282	—

Deferred income tax liabilities:
Depreciation and amortization	(282)	—
Total deferred income tax liabilities	(282)	—

Net deferred income taxes	$—	$—

For the years ended December 31, 2019 and 2018, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

	December 31, 2019	December 31, 2018
U.S. Federal Statutory Income Tax Rate	$(355,383)	$—
State income tax, net of federal benefit	(117,346)	800
Valuation allowance	473,529	—
Income Tax Expense	$800	$800

As of December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $1,015,701. The Company’s federal net operating losses may be carried forward indefinitely, and its state net operating losses will begin to expire in 2039.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred through the period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, management has determined to record a full valuation allowance on its deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

The Company is subject to U.S. federal income tax as well as income tax in various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state agencies for the years ended December 31, 2018 through December 31, 2019.

Note 9 – Subsequent Events

The Company has evaluated subsequent events through March 30, 2020, which is the date the financial statements were issued. The Company has determined that there were no subsequent events which required recognition or disclosure in the financial statements, except as disclosed below.

Subsequent to December 31, 2019, the Company received loan proceeds of $125,000 pursuant to a promissory note with a maturity date of June 15, 2020 and interest of $4,167 per month. The note’s terms required that the Company issue 50,000 common shares, and allowed the noteholder to convert the note into common shares at a conversion price of $0.50 per share.

The Company received loan proceeds of $100,000 from a family member of one of its board members pursuant to a promissory note with a maturity date of April 7, 2020 and interest of $5,000 per month. The Company must issue 100,000 common shares (200,000 common shares if the Company’s stock price falls below $1.00 on an exchange) each time it is late on a payment. In addition, the Company must issue 250,000 common shares (500,000 common shares if the Company’s stock price falls below $1.00 on an exchange) if it is late on the principal repayment, and 100,000 common shares (200,000 common shares if the Company’s stock price falls below $1.00 on an exchange) for each month thereafter that the note is not repaid, and 250,000 common shares (500,000 common shares if the Company’s stock price falls below $1.00 on an exchange) for each year thereafter that the note is not repaid. All share penalties just described are subject to anti-dilution provisions. This note is secured by substantially all of the Company’s assets, and the Company may not effect a change in control without paying all obligations due under the note.

The Company issued 508,000 shares to consultants in exchange for services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report at the reasonable assurance level.

Material Weakness in Internal Control over Financial Reporting

•	The Company lacks an effective control environment since there are insufficient personnel to exercise appropriate oversight of accounting judgments and estimates.

•	Due to limited accounting and financial reporting resources, the Company lacks formal processes to identify, update, and assess risks to the Company’s financial reporting.

•	Due to limited accounting and financial reporting resources, the Company has not implemented significant monitoring controls.

•	Due to limited accounting and financial reporting resources, authorization, approval, and review controls over the Company's financial statements and accounting records have not been implemented or have not been applied consistently. This includes controls over the identification, approval, and disclosure of related party transactions. In certain cases, formal documentation does not exist regarding the design of controls, evidence of implementation of controls, or evidence of occurrence of certain transactions. In addition, certain of the Company’s processes lack segregation of duties.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed below, there was no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previous Material Weaknesses

We have implemented and will continue to implement a number of measures to address the Material Weaknesses identified as of December 31, 2019. We plan on updating internal policies and procedures and create an effective control environment, add outside consultants, as needed to bolster technical accounting needs, and ass more personnel, as needed to segregate duties.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Positions
Ray Grimm, Jr.	74	Chief Executive Officer, Chairman of the Board, and Director
Nish Mehta	53	Director
Greg Montoya	56	President
James Sinkes	35	Chief Accounting Officer

Ray Grimm, Jr.

Chief Executive Officer and Chairman of the Board

Ray Grimm, Jr. has served as Chief Executive Officer since 2018. Ray Grimm, Jr. has more than a quarter century experience building nutritional and weight loss companies in direct sales. Those companies include: Univite, Inc where Ray was CEO from 1987-1988, Body Wise International where he was Co-founder and President from 1989-1999, and Cal Nutrisciences (sold to Xyngular, Inc.) where he was Co-founder and CEO from 2009-2010. Cal Nutrisciences did $10 million in its first 10 months and as Xyngular did $70 million in its fifth year. Mr. Grimm was semi-retired from 2014 to 2018, but he acted as a consultant for various network marketing companies on a part time basis during this period.

Nish Mehta

Director

Nish Mehta is a financial professional. Nish has raised over $100m in venture backed capital for technology-based start-up companies. Nish’s past and current ventures include several high-profile VC backed companies including Nuvve Corp. (2010-2018), HomeSpace.com (1998-2001), Envestnet (2001-2004)(IPO, July 2010), Rayspan Corporation (2005-2008), Wildcat Discovery Technologies (2008-2010) and others. Nish has also provided services for several network marketing companies in San Diego. Nish is a Canadian Chartered Accountant as well as a CPA and has served 7.5 years with KPMG (1990-1997). Nish graduated from Acadia University (Hons) with a major in Accounting and Finance.

Greg Montoya

President

Greg Montoya has served as New You LLC’s Company’s President since 2018. Prior thereto, he was involved in several direct marketing businesses in North America and abroad, including Alpine Industries (Presidential Master Manager 1995-2000, EcoQuest International (Presidential Master Manager 2000-2010), and Vollara LLC, (Presidential Ambassador 2010-2018). He co-founded two international direct marketing sales, consulting and training companies, Seventh Success, Inc. (President 1997-present), and Unovis, Inc. (President 2008-2010); co-founded Ageless Impact – A USA based health and wellness company specializing in anti-aging and energy drink products (President 2010 – present); and co-founded Tiny Treasure Home, Inc. – A tiny house on wheels manufacturing company (President 2015 - present).

James Sinkes,

Chief Accounting Officer

Mr. Sinkes has served as the Company’s Chief Accounting Officer since 2018. With over 10 years of accounting and finance experience, James has been the Controller for WCG Cares, a non-profit that works in the health and wellness sector in multiple countries all over the world, from 2016 through 2017. Prior to his work at WCG, Mr. Sinkes was a Senior accountant at Alliant Insurance for over five years, 2010 – 2015, where he managed the financials of the largest property and casualty program in the nation. Mr. Sinkes graduated from California State University San Bernardino.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board also considers the candidate’s character, judgment, diversity, age, and skills, including financial literacy and experience in the context of our needs and the needs of the Board.

Employment Agreements

We currently do not have any employment agreements with any of our directors or executive officers.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

•     Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•     Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•     Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

•     Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•     Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•     Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a Code of Ethics, but we expect to adopt a Code of Ethics in fiscal 2018 and will post such code to our website.

Term of Office

Our directors are appointed to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by the Board and hold office until removed by the Board, absent an employment agreement.

Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since we are in the earlier stages of operations. We have seven directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

					Non-Equity
For the Fiscal Year ended December 31, 2019			Stock	Option	Incentive Plan	Deferred Compensation	All Other
Name and Principal Position Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total($)
Ray Grimm, Jr. - Chief Executive Officer	$180,000	$—	$—	$—	$—	$52,500	$—	$232,500
Greg Montoya - President	$60,000	—	540,000	—	—	—	—	$600,000
James Sinkes - Chief Accounting Officer	$73,866	—	50,000	—	—	—	—	$123,866
	$313,866	$—	$590,000	$—	$—	$52,500	$—	$956,366

					Non-Equity	Deferred
For the Fiscal Year ended December 31, 2018			Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total($)
Ray Grimm, Jr. - Chief Executive Officer	$52,500	$—	$—	$—	$—	$—	$—	$52,500
Greg Montoya - President	—	—	—	—	—	—	—	$—
James Sinkes - Chief Accounting Officer	$12,000	—	—	—	—	—	—	$12,000
	$64,500	$—	$—	$—	$—	$—	$—	$64,500

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Outstanding Equity Awards at December 31, 2019

	Option Awards					Stock Awards
								Equity	Equity
								Incentive	Incentive
								Plan	Plan
								Awards:	Awards:
								Number	Market or
			Equity			Number	Market	of	Payout
		Number of	Incentive			of	Value of	Unearned	Value of
		Securities	Plan			Shares	Shares	Shares,	Unearned
	Number of	Underlying	Awards:			or Units	or Units	Units or	Shares,
	Securities	Unexer-	Number of			of Stock	of Stock	Other	Units or
	Underlying	cised	Securities			That	That	Rights	Other
	Unexer-	Options	Underlying			Have	Have	That	Rights
	cised	(#)	Unexercised	Option	Option	Not	Not	Have Not	That Have
	Options (#)	Unexer-	Unearned	Exercise	Expiration	Vested	Vested	Vested	Not
Name	Exercisable	cisable	Options (#)	Price ($)	Date	(#)	($)	(#)	Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James Sinkes	—	—	—	—	—	100,000	$50,000	—	—
Greg Montoya	—	—	—	—	—	1,080,000	$540,000	—	—
Nish Mehta	—	—	—	—	—	500,000	$250,000	—	—

Compensation of Directors

					Non-Equity	Deferred
			Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total($)
Ray Grimm, Jr. - Chairman	$—	$—	$—	$—	$—	$—	$—	$—
Nish Mehta - Board Member	—	—	250,000	—	—	315,000	—	$565,000
	$—	$—	$250,000	$—	$—	$315,000	$—	$565,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of December 31, 2019 by (1) each stockholder who is known by us to beneficially own more than 5% of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table above, and (4) all of our directors and executive officers as a group.

Title of class	Name and address of beneficial owner(1)	Amount of beneficial ownership	Percent of class
Current Executive Officers & Directors:
Common Stock	Ray Grimm, Jr. P.O. Box 8501 Rancho Santa Fe, CA 92067	10,641,107	32.26%
Common Stock	Greg Montoya 3246 Grey Hawk Carlsbad, CA 92010	1,080,000	3.27%
Common Stock	James Sinkes 4305 Saddlehorn Way Oceanside, CA 92057	110,000	0.33%
Common Stock	Nish Mehta 8152 Run of the Knolls San Diego, CA 92127	2,620,691	7.95%
Common Stock Total of All Current Directors and Officers:		14,451,798	43.81%

More than 5% Beneficial Owners
Common Stock	Jared Berry 701 Palomar Airport Rd., Ste. 300 Carlsbad, CA 92010	10,641,107(2)	32.26%

(1)       As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

(2)  Consists of 6,278,210 shares held by Mr. Berry and 4,362,897 shares held in the name of Carlsbad Naturals, Inc.

There are no arrangements known to the Company, which may at a subsequent date result in a change-in-control.

Equity Compensation Plan Information

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described below, during the past two fiscal years, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5% of our outstanding Common Stock or their family members, that exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years:

1.	During 2019, a director, a founder, the President, and the CEO loaned or paid for various expenses of the Company. These loans contained no interest, term or due date. As of December 31, 2019, these loans had a balance of $255,603, $75,000, $10,000 and $156,544 for the director, a founder, the President, and CEO, respectively.

2.	The Company leases and pays for a certain business facility on behalf of Carlsbad Naturals, LLC, a related party in exchange for the Company using a lease that Carlsbad Naturals, LLC pays for on behalf of the Company, the “Related Party Lease.” As a result of this arrangement, the Company has recorded the lease and rental expense in the accompanying statement of operations. The Company’s rent expense for the year ended December 31, 2018 was $22,946, and $69,296 for the year ended December 31, 2019 and is included in general and administrative expense on the accompanying statement of operations. Carlsbad Naturals, LLC is a shareholder of the Company. Another shareholder of New You Inc., Jared Berry, has controlling interest in Carlsbad Naturals, LLC.

3.	On July 11, 2018, we closed our Subscription and Securities Purchase Agreement (the “SPA”) with three investors, Carlsbad Naturals, LLC, Ray Grimm, our CEO, and Nish Mehta, a former officer. Under the SPA, the investors were issued a (collectively) controlling interest in the Company consisting of a total of 9,695,328 shares of common stock. These shares were issued in exchange for a total Purchase Price of $95,000. The Purchase Price was used to settle and retire our notes payable, for certain compliance costs, and for general working capital. In conjunction with the SPA, our formerly controlling shareholder, Biodynamic Molecular Technologies, LLC, exchanged its preferred stock for a total of 269,315 shares of common stock. Upon issue, these shares were transferred to principal of Biodynamic Molecular Technologies, LLC, Michael Alexander. This common stock position, which represented 2.5% of our post-closing common stock, was formerly non-dilutable for a period of one (1) year.

4.	On January 9, 2019, we acquired one hundred percent (100%) of the outstanding membership interests in our current operating subsidiary, New You LLC, under a Share Exchange Agreement. Pursuant to the Share Exchange Agreement, we issued 15,974,558 shares of common stock to the former members of New You LLC. The members of New You LLC included our current CEO, Ray Grimm, Jr., and certain other affiliates of the Company.

5.

 The Company purchases product from Carlsbad Naturals, LLC, which is owned by a shareholder of the Company. Drops, Drops For Pets, Energy FX, Sleep FX are manufactured by Carlsbad Naturals, LLC. The total amount of inventory purchased for the year ended December 31, 2019 was $340,283.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The NASDAQ Stock Market, Inc., we do have any independent directors.

The Board currently does not have any separately designated standing committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2019 by Marcum LLP:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit Fees	$152,440	—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$152,440	—

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of New You, Inc. are included in “Item 8. Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Articles of Incorporation, as Amended*
3.2	Amended and Restated Bylaws*
10.1	Subscription and Securities Purchase Agreement*
10.2	Share Exchange Agreement*
10.3	Lease*
10.4	New You Brand Partner Agreement*
21.1	List of Subsidiaries*
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition(1)

(1) Filed Herewith

* Incorporated by reference to Registration Statement on Form S-1 filed November 7, 2019.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2020	NEW YOU, INC.
	By:	/S/ Ray Grimm, Jr. Ray Grimm, Jr. Principal Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ Ray Grimm, Jr. Ray Grimm, Jr.	Principal Executive Officer and Chairman	March 30, 2020

/S/ James Sinkes James Sinkes	Principal Financial Officer	March 30, 2020

/S/ Nish Mehta Nish Mehta	Director	March 30, 2020

