Form 10-Q
period 2020-03-31
New You, Inc.
filed 2020-06-23
CIK 1372184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-52668

NEW YOU, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3062661
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3246 Grey Hawk Court, Carlsbad, California 92010

(Address of principal executive offices)

(866) 611-4694

(Registrant's telephone number)

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," “smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 22, 2020, there were 38,279,890 shares of the Registrant's common stock.

1

EXPLANATORY NOTE

On May 15, 2020, New You, Inc. (the “Company”) filed a Current Report on Form 8-K, and is filing this Quarterly Report on Form 10-Q, in reliance on the Order of the Securities and Exchange Commission dated March 4, 2020, as modified March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (Release No. 34-22465).

Due to disruptions caused by the COVID-19 outbreak and related work and travel restrictions, certain Company officers and management as well as professional staff and consultants were delayed in conducting the work required to prepare our financial report for the quarter ended March 31, 2020. The Company is based in California. On March 18, 2020, Governor Gavin Newsom of California issued a “Stay at Home” order due to the novel coronavirus. This Order hampered the Company’s ability to conduct necessary work to finalize its financial statements, and otherwise finalize its Quarterly Report for the quarter ended March 31, 2020, in a timely manner. Separately, some of the Company’s financiers and banks are located in New York City. On March 30, 2020, Governor Andrew M. Cuomo extended an existing quarantine and “Stay at Home” order for all of New York City through April 15, 2020. As a direct result, the Company was delayed in confirming and completing accounting and audit review for its March 31, 2020 financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

New You, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,125	$1,125
Credit Card Receivable	6,660	23,715
Inventory	88,403	147,780
Prepaid Expenses and Other Current Assets	13,483	5,000
Total Current Assets	109,671	177,620

Property and Equipment, Net	24,131	25,795
Operating Lease Right of Use Asset, Net	94,265	96,310
TOTAL ASSETS	$228,067	$299,725

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accounts Payable and Other Accrued Expenses	$444,620	$471,507
Accounts Payable to Related Parties	87,085	200,605
Notes Payable, Net	113,600	—
Operating Lease Liability, Current	73,111	63,410
Related Party Debt	629,647	497,147
Total Current Liabilities	1,348,063	1,232,669

Operating Lease Liabilities, Noncurrent	25,794	38,025

TOTAL LIABILITIES	1,373,857	1,270,694

COMMITMENTS AND CONTINGENCIES - SEE NOTE 6

STOCKHOLDERS’ DEFICIT
Common stock at $0.00001 par value: 1,400,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 33,493,200 and 32,985,200 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	335	330
Additional Paid-in Capital	1,938,915	1,149,005
Accumulated Deficit	(3,085,040)	(2,120,304)
TOTAL STOCKHOLDERS' DEFICIT	(1,145,790)	(970,969)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$228,067	$299,725

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

New You, Inc.
Condensed Consolidated Statements of Operations

	For The Three Months Ended	For The Three Months Ended
	March 31,	March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Revenue	$531,522	$713,640

Cost of Goods Sold	81,842	108,678

Gross Profit	449,680	604,962

Selling, General, and Administrative Expenses
Commission Expense	147,689	203,529
Stock Based Compensation	764,916	—
Other	469,078	378,320
Total Selling, General, and Administrative Expenses	1,381,683	581,849

(Loss) Income from Operations	(932,003)	23,113

Interest Expense	31,933	—

Net (Loss) Income before Income Tax Expense	(963,936)	23,113

Income Tax Expense	800	800

Net (Loss) Income	$(964,736)	$22,313

Net (Loss) Income Per Common Share
- Basic and Diluted	$(0.03)	$0.00

Weighted Average Common Shares Outstanding
- Basic and Diluted	27,809,200	22,960,858

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

New You, Inc.
Condensed Consolidated Statement of Shareholders’ Deficit

For the Three Months Ended March 31, 2020

(Unaudited)

			Additional		Total
	Common		Paid	Accumulated	Stockholders’
	Shares	Par Value	in Capital	Deficit	Deficit
Balance as of January 1, 2020	32,985,200	$330	$1,149,004	$(2,120,304)	$(970,970)
Stock-based Compensation - Employees	—	—	518,750	—	518,750
Stock-based Compensation - Consultants	458,000	5	246,161	—	246,166
Shares Issued in Connection with Note Payable Issuance	50,000	—	25,000	—	25,000
Net Loss	—	—	—	(964,736)	(964,736)
Balance as of March 31, 2020	33,493,200	$335	$1,938,915	$(3,085,040)	$(1,145,790)

New You, Inc.
Condensed Consolidated Statement of Shareholders’ Deficit

For the Three Months Ended March 31, 2019

(Unaudited)

			Additional		Total
	Common		Paid	Accumulated	Stockholders’
	Shares	Par Value	in Capital	Deficit	Deficit
Balance as of January 1, 2019	15,974,558	$160	$126,840	$(428,006)	$(301,006)
Effect of Reverse Recapitalization Transaction	10,772,587	108	(16,677)	—	(16,569)
Shares Issued Pursuant to Anti-dilution Provision	409,605	4	(4)	—	—
Net Income	—	—	—	22,313	22,313
Balance as of March 31, 2019	27,156,750	$272	$110,159	$(405,693)	$(295,262)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

New You, Inc.
Condensed Consolidated Statements of Cash Flows

	For The Three Months Ended	For The Three Months Ended
	March 31,	March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Operating Activities
Net (Loss) Income	$(964,736)	$22,313
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used
in) Provided by Operating Activities:
Depreciation and Amortization	1,663	848
Amortization of Operating Lease Right of Use Asset	2,045	—
Amortization of Debt Issuance Costs	13,600	—
Stock-based Compensation - Employees	518,750	—
Stock-based Compensation - Consultants	246,166	—
Changes in Operating Assets and Liabilities:
Credit Card Receivable	17,055	(83,083)
Inventory	59,377	(61,653)
Due From Merger Partner	—	10,482
Prepaid Expenses and Other Current Assets	(8,483)	28,221
Accounts Payable and Other Current Liabilities	(26,887)	(13,612)
Accounts Payable to Related Parties	(46,020)	7,977
Operating Lease Liabilities	(2,530)	—
Net Cash (Used in) Provided by Operating Activities	(190,000)	(88,507)
Financing Activities
Proceeds from Related Party Debt	109,000	77,000
Repayments of Related Party Debt	(44,000)	—
Loan Proceeds	125,000	—
Net Cash Provided by (Used in) Financing Activities	190,000	77,000
Net (Decrease) Increase in Cash	—	(11,507)
Cash
Beginning of Period	1,125	27,310
End of Period	$1,125	$15,803

Supplemental Disclosures
Cash Paid for Interest	$18,333	$—
Cash Paid for Income Taxes	$—	$—

Non-cash Investing and Financing Activities:
Payroll and Other Payables to Related Parties Converted
to Related Party Debt	$67,500	$72,698
Related Party Debt Adjusted Against Credit Card Receivables	$—	$100,000
Shares Issued in Connection with Note Payable Issuance	$25,000	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW YOU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Summary of Significant Accounting Policies

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

Basis of Presentation

The unaudited condensed consolidated financial statements include the operations of New You, Inc. and its wholly-owned subsidiary, New You LLC. These unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 10 of Securities and Exchange Commission (SEC) Regulation S-X for Interim Reporting. All intercompany transactions, accounts and profits, if any, have been eliminated in the unaudited condensed consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair statement have been included.

These unaudited condensed consolidated financial statements do not include all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the more detailed audited financial statements of New You, Inc. for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K.

The results for the three months ended March 31, 2020 and 2019 are not necessarily indicative of results to be expected for a full year, any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include estimates for future charge-backs and allowance for slow moving or obsolete inventory.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. As of March 31, 2020, the Company had no cash equivalents.

Credit Card Receivables

Credit card receivable consists of only the amount due from the credit card processing companies. There is no need for an allowance for doubtful accounts, since the system and processor makes sure that the transaction is successful prior to the sale being finalized. Accordingly, no allowance was recorded as of March 31, 2020.

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

Property and Equipment

Property and equipment are stated at cost, net of depreciation provided by use of a straight-line method over the estimated useful lives of the assets, which is five years. The Company reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable.

Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets in accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Such impairment is recognized in the event the net book value of such assets exceeds their fair value. No impairment of long-lived assets occurred in the periods presented.

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

The Company recognizes revenue when the customer receives the promised good and all performance obligations are met. Revenue is recognized at an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those services.

The Company records sales of finished products once the customer or Brand Partner places and pays for the order and the product is shipped. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, which is upon shipment of the product. The Company treats shipping expenses as costs to fulfill a contract, so that revenue is recognized gross of shipping expenses. The Company recognizes revenue net of sales taxes.

The Company and its Brand Partners agree to provide customers with a 100% satisfaction guaranteed policy that allows the customer sixty days from the sales transaction to return the product and receive a 100% refund, and one year for a Brand Partner to get a 90% refund, as long as the product remains in saleable condition and the Brand Partner or the Company have not cancelled the Brand Partner agreement. The Company records an estimate for provisions of returns and other adjustments for each shipment, which is netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. The Company has determined that the population of contracts with the Company’s customers and Brand Partners tends to be homogenous, so that review of the contracts and estimate of various revenue related adjustments can be applied to the entire population. The Company had customer returns of approximately $24,000 for the three months ended March 31, 2020 and approximately $21,000 for the three months ended March 31, 2019. The Company has not recorded a reserve for returns at March 31, 2020 or December 31, 2019 since it does not believe such returns will be material.

As of March 31, 2020, the Company did not have any in-process or prepaid sales orders or transactions that would require the recognition of a contract liability.

Cost of Revenue

Amounts recorded as cost of revenue relate to direct expenses incurred in order to fulfill orders of our products. Such costs are recorded as incurred. Our cost of revenue consists primarily of the cost of product, and the cost of product samples.

Commission Expense and Contract Acquisition Costs

The Company markets and sells its products through a direct sales opportunity afforded to Brand Partners through a multi-level marketing sales platform. Commissions are earned on product sales to Brand Partners and customers at a rate of 10% for every transaction plus a specified spread on recurring sales. Brand Partners earn a 5% commission on sales by other team members at lower levels up to nine levels below the Brand Partner. Brand Partners can earn an additional bonus for customer sales and team sales. The team bonus is $400 for each time their team bonus volume reaches a certain amount in a 30 day period. Brand Partners can also earn an initial bonus for qualifying customer purchases in the Brand Partners’ first 30 days of 20% of the transaction value.

The Company expenses commissions in accordance with ASC 606, Contracts with Customers. Commissions are accrued upon shipment of the product to either the Brand Partner or the customer.

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses totaled $5,899 for the three months ending March 31, 2020 and $6,623 for the three months ended March 31, 2019.

Operating Lease

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair grant date FV of equity instruments. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. Share-based compensation expense for the three months ended March 31, 2020 and 2019 was $764,916 and $0.

Basic and Diluted Net Loss and Income Per Share

Basic net loss or income per share is calculated by dividing the net loss or income attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss or income per share is computed by dividing the net loss or income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method.

The following table presents the computation of basic and diluted net loss or income per common share:

	3/31/2020	3/31/2019
Historical net (loss) income per share
Numerator
Net (loss) income	(964,736)	22,313
Denominator
Weighted-average common shares outstanding	33,175,738	22,960,858
Less: Weighted-average restricted shares	(5,366,538)	—
Denominator for basic and diluted net (loss) income per share	27,809,200	22,960,858
Basic and diluted net (loss) income per share	$(0.03)	$0.00

Potentially dilutive securities that are not included in the calculation of diluted net loss or income per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	3/31/2020	3/31/2019
Restricted shares	5,366,538	—

Note 2 – Going Concern

We incurred a net loss for the three months ended March 31, 2020 and had an accumulated deficit of $3,085,040 at March 31, 2020 of which $1,442,000 was related to non-cash stock based compensation. At March 31, 2020, we had a cash balance of approximately $1,125, compared to a cash balance of $1,125 at December 31, 2019. At March 31, 2020, we had a working capital deficit of $1,238,392, compared to a working capital deficit of $1,055,049 at December 31, 2019.

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

The Company monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Substantially all of the Company’s revenues are to unique customers or Brand Partners. Since the Company sells its products to a large number of customers, there is no revenue concentration from customers. However, the Company uses merchant processors to charge customer credit cards and does contain concentration risk between credit card processors. As of March 31, 2020, one credit card processor accounted for 100% of Credit Card Receivables. We have added one other processor and will begin processing through both processors as sales grow. We are in the process of adding more processors when they become available.

The Company also made purchases from and has accounts payable to Carlsbad Naturals, LLC as described in Note 6.

Note 4 – Equity

March 31, 2020 Restricted Stock Grants

During the three months ended March 31, 2020, the Company issued 458,000 common shares for several consultants for services that will be provided in the future and will vest over the course of twelve months. The Company estimated the fair value of the shares at $0.50 per share based on the price at which the Company issued common shares for cash in 2019 and not based on the amount that shares were trading for on the OTC “Pink” market since shares were thinly traded on the market from August 2019 to March 2020 when the equity instruments were granted. There were no grants of restricted stock to employees or consultants during the first quarter of 2019.

The table below summarizes the activity of the restricted stock during the three months ended March 31, 2020:

Nonvested as of January 1, 2020	5,151,000	0.5
Granted	458,000	0.5
Vested	—	—
Forfeited	—	—
Nonvested as of March 31, 2020	5,609,000	0.5

For the three months ended March 31, 2020 the compensation costs that has been charged to Stock Compensation Expense is $764,916. No portion of the total compensation cost was capitalized. The unrecognized compensation costs as of the three months ended March 31, 2020 is $1,355,000, which the weighted average remaining period over which the $1,355,000 will be amortized is 7.2 months as of 3/31/2020. The company recognizes the cost of these stocks using the straight line method and forfeitures are recognized as they occur.

Note 5 – Debt

During the three months ended March 31, 2020, the Company received loan proceeds of $125,000 pursuant to a promissory note with a maturity date of June 15, 2020 and interest of $4,167 per month. The note’s terms required that the Company issue 50,000 common shares valued at $25,000, and allowed the noteholder to convert the note into common shares at a conversion price of $0.50 per share.

During the three months ended March 31, 2020, the Company received loan proceeds of $100,000 from a related party pursuant to a promissory note with a maturity date of April 7, 2020 and interest of $5,000 per month. If the Company defaults on the loan. The note’s terms require the Company to issue default shares of 100,000 each time the company is late on its interest payment. The amount of shares is doubled to 200,000 if the stock price falls below $1.00. The terms also lay out a blanket lien on all assets of New You, Inc. including all the shares of New You LLC., all the assets of New You LLC and all shares of any acquired companies in the future as well as all of their assets. Further, there will be no change in control without paying off the loan.

Note 6 – Commitments and Contingencies

Operating Lease Commitments

The Company leases a warehouse facility under a lease agreement that expires July 31, 2021. The Company does not have any significant capital leases.

The components of total lease cost were as follows:

Operating Lease Cost
	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Operating lease cost	18,613	18,613
Total lease cost	$18,613	$18,613

Cash paid for amounts included in operating lease liabilities was $19,098 and $18,582 for the three months ended March 31, 2020 and March 31, 2019 respectively. The table below presents total operating lease ROU assets and lease liabilities as of March 31, 2020:

Right of Use Assets and Liability
Three Months Ended March 31,
2020
Operating lease ROU assets	$94,265
Operating lease liabilities	98,905

The table below presents the maturities of operating lease liabilities as of March 31, 2020

For the Twelve Months Ended March 31,	Amounts
2021	$77,808
2022	26,101
2023	—
2024	—
2025	—
Thereafter	—
Total Lease Payments	103,909
Less:Portion representing interest	(5,004)
Total Operating Lease Payments	$98,905

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

Weighted Average

Three Months Ended March 31,
2020
Weighted average remaining lease term (years)	1.33
Weighted average discount rate	7%

Litigation and Claims

The Company may be involved in lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company’s financial statements not to be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of March 31, 2020 or 2019, nor were there any asserted or unasserted material claims for which material losses are reasonably possible.

Note 7 – Related Party Transactions

During the three months ended March 31, 2020 and 2019, directors and members of management provided loans to the Company or paid for various expenses of the Company. These loans contained no interest, term or due date. As of March 31, 2020, these loans had a combined balance of $529,647 for the CEO, the President, and two other board members. Total additions to these loans during the three months ended March 31, 2020 were $76,500, including cash loan proceeds of $9,000 and deferred compensation of $67,500 transferred from accounts payable to related parties to related party debt. Total cash repayments for the three months ended March 31, 2020 were $44,000. As of December 31, 2019, these loans had a combined balance of $497,147 for the CEO and two other board members. Total additions to these loans during the three months ended March 31, 2019 were $149,697, including cash loan proceeds of $77,000 and deferred compensation of $72,679 transferred from accounts payable to related parties to related party debt. The Company also offset $100,000 of related party debt against receivables during the three months ended March 31, 2019.

As of March 31, 2020 and December 31, 2019, we also owed $66,325 and $78,105 to Carlsbad Naturals, LLC (included in accounts payable to related parties), which is a principal shareholder of New You, Inc. and is owned by a principal shareholder of New You, Inc., for inventory purchases. During the three months ended March 31, 2020 and three months ended March 31, 2019 we made purchases of $19,975 and $80,473 from Carlsbad Naturals, LLC. As of March 31, 2020 and December 31, 2019, we owed $27,500 and $22,500 for consulting payments to a relative of the CEO.

During the three months ended March 31, 2020, the Company received a loan from a board member’s family member in the amount of $100,000. A total of $10,000 was paid in interest for the loan during the three months ended March 31, 2020.

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

Note 8 – Subsequent Events

The Company has evaluated subsequent events through June 22, 2020, which is the date the financial statements were issued. The Company has determined that there were no subsequent events which required recognition or disclosure in the financial statements, except as disclosed below.

Subsequent to March 31, 2020, the Company issued 4,786,690 common shares for services to be performed in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of March 31, 2020, and we undertake no duty to update this information.

New You, Inc.’s principal business is the marketing of unique and proprietary cannabidiol (“CBD”) products, which include CBD beverage enhancers that can be added to any beverage, CBD infused coffee, and CBD oil tinctures. The Company has five products:

•	DROPS - 220 mgs of CBD – odorless, tasteless, flavorless and can be added to any beverage or liquid.
•	CB2 & CBD 2 Plus - A Multi Spectrum Hemp-extracted CBD and Beta-Caryophyllene (β-Caryophyllene is the primary sesquiterpene contributing to the spiciness of black pepper; it is also a major constituent of cloves, hops, rosemary, copaiba, and cannabis), naturally blended coconut-derived MCT oil (made from a coconut fat called medium-chain triglyceride) and a hint of peppermint.
•	Drops for Pets - This 50 mgs CBD product is designed to be used by pets.
•	ENDO30 –
	-	CAFFE CANNA - Caffe Canna is a rich organic CBD-infused non-GMO dark roast coffee.
	-	ABSORB – Made of a Japanese root and rice flour veggie capsule.
	-	RELEASE - Made with organic Clove, Cascara Sagrada, Agave Inulin, Rhubarb Root Extract, Slippery Elm Bark, Aloe Vera and other herbs.

•	Drops FX –Our proprietary blend of CBD and Vitamins B3, B6, B9 & B12, that you can use in any drink or liquid.

•	Drops FX Sleep –A blend of CBD, GABA (Gamma-amino butyric acid is an amino acid in the body that acts as a neurotransmitter in the central nervous system), Melatonin, Valerian Root.

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

Results of Operations

Revenues. For the three months ended March 31, 2020, we generated revenues of $531,522, a decrease of $182,118 compared to March 31, 2019. The decrease was primarily due to a major systems change.. Such systems changes in a multilevel marketing environment, create a lag in sales due to brand partners learning the new system prior to signing up new brand partners. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross Profit. Our gross profit for the three months ended March 31, 2020 was $449,680, a decrease of $155,282 compared to March 31, 2019. Our gross margin percentage for the three months ended March 31, 2020 was 85%, compared to 85% for the three months ended March 31, 2019. There was no change in gross margin in the three months ended March 31, 2020 than during the three months ended March 31,2019.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG&A expenses”) for the three months ended March 31, 2020 were $1,381,683, an increase of $799,834 compared to the three months ended March 31, 2019. For the three months ended March 31, 2020, the components of SG&A expenses were: (i) a reduction in commission expenses; (ii) an increase in payroll expenses; and (iii) and an increase in other SG&A expenses. Non-cash stock based compensation for the three months ended March 31, 2020 was $764,916, there was no stock based compensation for the three months ended March 31, 2019

	For the three months ended	For the three months ended
	March 31,	March 31,
	2020	2019
Staff and Overhead Expenses	404,599	361,436
Accounting/Legal	64,479	16,884
Commission Expense	147,689	203,529
Non-Cash Stock Based Compensation	764,916	—
	1,381,683	581,849

Operating Loss. We realized an operating loss of $932,003 before interest and income taxes for the three months ended March 31, 2020 compared to operating income of $23,113 for the three months ended March 31, 2019.

Interest Expense. Interest expenses for the three months ended March 31, 2020 were $31,933 compared to $0 for March 31, 2019. There were no interest bearing loans in 2019.

Net Loss. We incurred a net loss of $964,736 for the three months ended March 31, 2020 compared to net income of $22,313 for the three months ended March 31, 2019. The primary reason for the increase in net loss is due to the major system changes and a total of $764,916 of non-cash stock based compensation expenses. Management will continue to make an effort to lower operating expenses and increase revenue.

Liquidity and Capital Resources

We incurred a net loss for the three months ended March 31, 2020 and had an accumulated deficit of $3,085,040 at March 31, 2020. At March 31, 2020, we had a cash balance of approximately $1,125, compared to a cash balance of $1,125 at December 31, 2019. At March 31, 2020, we had a working capital deficit of $1,238,392, compared to a working capital deficit of $1,055,049 at December 31, 2019. Our existing and available capital resources are not expected to be sufficient to satisfy our funding requirements through one year from the date of this filing in the absence of share issuances or other sources of financing.

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

Cash Flow

The following table summarizes our cash flows for the periods indicated below:

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2020	2019
Cash used in operating activities	(190,000)	(88,507)
Cash provided by (used in) investing activities	—	—
Cash provided by financing activities	190,000	77,000

Cash Used in Operating Activities

During the three months ended March 31, 2020 cash used in operating activities of $190,000 primarily reflected our net losses for the period, adjusted by non-cash charges such as depreciation and stock-based compensation, as well as changes in our working capital accounts, primarily consisting of a decrease in inventory, an increase in prepaid expenses and other current assets, and a decrease in accounts payable.

During the three months ended March 31, 2019 cash used in operating activities of $88,507 primarily reflected our net losses for the period, adjusted by non-cash charges such as depreciation, as well as changes in our working capital accounts, primarily consisting of an increase in inventory, a decrease in prepaid expenses, and a decrease in accounts payable.

Cash Used in Investing Activities

During the three months ended March 31, 2020 and 2019, there was no cash used in investing activities.

Cash Provided by Financing Activities

During the three months ended March 31, 2020, cash provided by financing activities was $190,000, which consisted primarily of proceeds from related party debt and proceeds from a loan from an unrelated party received in January 2020.

During the three months ended March 31, 2019, cash provided by financing activities was $77,000, which consisted of proceeds from related party debt.

Recent Accounting Pronouncements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report at the reasonable assurance level.

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

Remediation of Previous Material Weaknesses

We have implemented and will continue to implement a number of measures to address the Material Weaknesses identified as of March 31, 2020. We plan on updating internal policies and procedures and create an effective control environment, add outside consultants, as needed to bolster technical accounting needs, and ass more personnel, as needed to segregate duties.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition(1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 22, 2020

NEW YOU, INC.

By:	/S/ Ray Grimm, Jr.
Ray Grimm, Jr.
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ James Sinkes
James Sinkes
Chief Accounting Officer
(Principal Financial Officer)

