Form 10-Q
period 2020-06-30
New You, Inc.
filed 2020-08-18
CIK 1372184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

As of August 18, 2020, there were 38,324,890 shares of the Registrant's common stock.

1

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

New You, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,125	$1,125
Credit Card Receivable	6,325	23,715
Inventory	72,316	147,780
Prepaid Expenses and Other Current Assets	36,863	5,000
Total Current Assets	116,629	177,620

Property and Equipment, Net	22,468	25,795
Operating Lease Right of Use Asset, Net	75,652	96,310

TOTAL ASSETS	$214,749	$299,725

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accounts Payable and Other Accrued Expenses	$446,208	$471,507
Accounts Payable to Related Parties	78,135	200,605
Notes Payable, Current	260,428	—
Operating Lease Liability, Current	91,279	63,410
Related Party Debt	424,747	497,147
Total Current Liabilities	1,300,797	1,232,669

Noncurrent Liabilities
Operating Lease Liabilities, Noncurrent	6,204	38,025
Notes Payable, Noncurrent	63,530	—
Total Noncurrent Liabilities	69,734	38,025

TOTAL LIABILITIES	1,370,531	1,270,694

COMMITMENTS AND CONTINGENCIES - SEE NOTE 6

STOCKHOLDERS’ DEFICIT
Common stock at $0.00001 par value: 1,400,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 38,279,890 and 32,985,200 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	383	330
Additional Paid-in Capital	3,084,528	1,149,005
Accumulated Deficit	(4,240,693)	(2,120,304)
TOTAL STOCKHOLDERS' DEFICIT	(1,155,782)	(970,969)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$214,749	$299,725

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

New You, Inc.
Condensed Consolidated Statements of Operations

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$544,600	$729,004	$1,076,123	$1,458,901

Cost of Goods Sold	50,007	130,146	131,849	300,864

Gross Profit	494,593	598,858	944,274	1,158,037

Selling, General and Administrative Expenses
Commission Expense	161,954	270,787	309,644	474,315
Stock Based Compensation	695,660	—	1,460,576	—
Other	301,234	541,147	770,310	873,727
Total Selling, General and Administrative Expenses	1,158,848	811,934	2,540,530	1,348,042

Loss from Operations	(664,255)	(213,076)	(1,596,256)	(190,005)

Interest Expense	491,400	—	523,333	—

Net Loss before Income Tax Expense	(1,155,655)	(213,076)	(2,119,589)	(190,005)

Income Tax Expense	—	—	800	800

Net Loss	$(1,155,655)	$(213,076)	$(2,120,389)	$(190,805)

Net Loss Per Common Share
- Basic and Diluted	$(0.04)	$(0.01)	$(0.08)	$(0.01)

Weighted Average Common Shares Outstanding
- Basic and Diluted	27,809,200	27,191,676	27,809,200	25,087,820

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

New You, Inc.
Condensed Consolidated Statement of Shareholders’ Deficit

For the Six Months Ended June 30, 2020

(Unaudited)

	Common		Additional Paid	Accumulated	Total Stockholders’
	Shares	Par Value	in Capital	Deficit	Deficit
Balance as of December 31, 2019	32,985,200	$330	$1,149,005	$(2,120,304)	$(970,969)
Stock-based Compensation - Employees	—	—	518,750	—	518,750
Stock-based Compensation - Consultants	458,000	5	246,161	—	246,166
Shares Issued in Connection with Note Payable Issuance	50,000	—	25,000	—	25,000
Net Loss	—	—	—	(964,734)	(964,734)
Balance as of March 31, 2020	33,493,200	$335	$1,938,916	$(3,085,038)	$(1,145,787)
Stock-based Compensation - Employees	—	—	518,750	—	518,750
Stock-based Compensation - Consultants	3,796,690	38	176,872	—	176,910
Common Shares Issued for Cash Received in 2019	90,000	1	(1)	—	—
Shares Issued in Connection with Note Payable Interest Penalties	900,000	9	449,991	—	450,000
Net Loss	—	—	—	(1,155,655)	(1,155,655)
Balance as of June 30, 2020	38,279,890	$383	$3,084,528	$(4,240,693)	$(1,155,782)

New You, Inc.
Condensed Consolidated Statement of Shareholders’ Deficit

For the Six Months Ended June 30, 2019

(Unaudited)

	Common		Additional Paid	Accumulated	Total Stockholders’
	Shares	Par Value	in Capital	Deficit	Deficit
Balance as of December 31, 2018	15,974,558	$160	$126,840	$(428,006)	$(301,006)
Effect of Reverse Recapitalization Transaction	10,772,587	108	(16,677)	—	(16,569)
Shares Issued Pursuant to Anti-dilution Provision	409,605	4	(4)	—	—
Net Income	—	—	—	22,271	22,271
Balance as of March 31, 2019	27,156,750	$272	$110,159	$(405,735)	$(295,304)
Sales of Common Shares	179,758	2	79,998	—	80,000
Net Loss	—	—	—	(213,076)	(213,076)
Balance as of June 30, 2019	27,336,508	$274	$190,157	$(618,811)	$(428,380)

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

New You, Inc.
Condensed Consolidated Statements of Cash Flows

	For The Six Months Ended	For The Six Months Ended
	June 30,	June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Operating Activities
Net Loss	$(2,120,389)	$(190,805)
Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Depreciation and Amortization	3,327	1,636
Amortization of Operating Lease Right of Use Asset	20,658	—
Amortization of Debt Issuance Costs	25,000	—
Shares Issued in Connection with Note Payable Interest Penalties	450,000
Stock-based Compensation - Employees	1,037,500	—
Stock-based Compensation - Consultants	423,076	—
Changes in Operating Assets and Liabilities:
Credit Card Receivable	(164,625)	(17,787)
Inventory	75,464	(70,602)
Due From Merger Partner	—	10,456
Prepaid Expenses and Other Current Assets	(31,863)	93,690
Accounts Payable and Other Current Liabilities	(25,299)	198
Accounts Payable to Related Parties	14,630	—
Operating Lease Liabilities	(3,952)	—
Net Cash Used in Operating Activities	(296,473)	(173,214)
Investing Activities
Purchase of Property and Equipment	—	—
Net Cash Used in Investing Activities	—	—
Financing Activities
Proceeds from Related Party Debt	159,000	78,983
Repayments of Related Party Debt	(186,485)	—
Sale of Shares	—	80,000
Loan Proceeds, Net of Issuance Costs	323,958	—
Net Cash Provided by Financing Activities	296,473	158,983
Net Increase (Decrease) in Cash	—	(14,231)
Cash
Beginning of Period	1,125	27,310
End of Period	$1,125	$13,079

Supplemental Disclosures
Cash Paid for Interest	$52,500	$—
Cash Paid for Income Taxes	$—	$—

Non-cash Investing and Financing Activities:
Payroll and Other Payables to Related Parties Converted to Related Party Debt	$137,100	$124,364
Related Party Debt Adjusted Against Credit Card Receivables	$182,015	$118,692
Shares Issued in Connection with Note Payable Issuance	$25,000	$—
Shares Issued in Connection with Late Interest Payments	$450,000	$—

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

The results for the six months ended June 30, 2020 and 2019 are not necessarily indicative of results to be expected for a full year, any other interim periods, or any future year or period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. As of June 30, 2020, the Company had no cash equivalents.

Credit Card Receivables

Credit card receivable consists of only the amount due from the credit card processing companies. There is no need for an allowance for doubtful accounts, since the system and processor makes sure that the transaction is successful prior to the sale being finalized. Accordingly, no allowance was recorded as of June 30, 2020.

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

The Company and its Brand Partners agree to provide customers with a 100% satisfaction guaranteed policy that allows the customer sixty days from the sales transaction to return the product and receive a 100% refund, and one year for a Brand Partner to get a 90% refund, as long as the product remains in saleable condition and the Brand Partner or the Company have not cancelled the Brand Partner agreement. The Company records an estimate for provisions of returns and other adjustments for each shipment, which is netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. The Company has determined that the population of contracts with the Company’s customers and Brand Partners tends to be homogenous, so that review of the contracts and estimate of various revenue related adjustments can be applied to the entire population. The Company had customer returns of approximately $42,500 for the six months ended June 30, 2020 and approximately $39,000 for the six months ended June 30, 2019. The Company has not recorded a reserve for returns at June 30, 2020 or December 31, 2019 since it does not believe such returns will be material.

As of June 30, 2020, the Company did not have any in-process or prepaid sales orders or transactions that would require the recognition of a contract liability.

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

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses totaled $6,586 for the six months ending June 30, 2020 and $10,544 for the six months ended June 30, 2019.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair grant date FV of equity instruments. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. Share-based compensation expense for the six months ended June 30, 2020 and 2019 was $1,460,576 and $0.

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

The following table presents the computation of basic and diluted net loss or income per common share:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Historical net loss per share
Numerator
Net loss	(1,155,655)	(213,076)	(2,120,389)	(190,805)
Denominator
Weighted-average common shares outstanding	35,237,476	27,191,676	34,206,607	25,087,820
Less: Weighted-average restricted shares	(7,428,276)	—	(6,397,407)	—
Denominator for basic and diluted net loss per share	27,809,200	27,191,676	27,809,200	25,087,820
Basic and diluted net loss per share	$(0.04)	$(0.01)	$(0.08)	$(0.01)

Potentially dilutive securities that are not included in the calculation of diluted net loss or income per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Restricted shares	7,428,276	—	6,397,407	—

Note 2 – Going Concern

We incurred a net loss for the six months ended June 30, 2020 and had an accumulated deficit of $4,240,693 at June 30, 2020 of which $2,138,180 was related to non-cash stock based compensation. At June 30, 2020, we had a cash balance of approximately $1,125, compared to a cash balance of $1,125 at December 31, 2019. At June 30, 2020, we had a working capital deficit of $1,184,168 compared to a working capital deficit of $1,055,049 at December 31, 2019.

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

Substantially all of the Company’s revenues are to unique customers or Brand Partners. Since the Company sells its products to a large number of customers, there is no revenue concentration from customers. However, the Company uses merchant processors to charge customer credit cards and does contain concentration risk between credit card processors. As of June 30, 2020, one credit card processor accounted for 100% of Credit Card Receivables. We have added one other processor and will begin processing through both processors as sales grow. We are in the process of adding more processors when they become available.

The Company also made purchases from and has accounts payable to Carlsbad Naturals, LLC as described in Note 6.

Note 4 – Equity

June 30, 2020 Restricted Stock Grants

During the six months ended June 30, 2020, the Company issued 4,254,690 common shares for several consultants for services that will be provided in the future and will vest over the course of between twelve and twenty four months, of which 4,179,690 shares were granted during the six months ended June 30, 2020 and 75,000 shares were granted in 2019. The Company estimated the fair value of the shares at $0.50 per share based on the price at which the Company issued common shares for cash in 2019 and not based on the amount that shares were trading for on the OTC “Pink” market since shares were thinly traded on the market from August 2019 to June 2020 when the equity instruments were granted. There were no grants of restricted stock to employees or consultants during the first or second quarter of 2019.

The table below summarizes the activity of the restricted stock during the six months ended June 30, 2020:

	Number of Shares	Weighted Average Fair Value per Share
Nonvested as of January 1, 2020	5,151,000	$0.50
Granted	4,179,690	0.50
Vested	—	0.50
Forfeited	—	—
Nonvested as of June 30, 2020	9,330,690	$0.50

For the six months ended June 30, 2020 the compensation costs that has been charged to Stock Compensation Expense is $1,460,576. No portion of the total compensation cost was capitalized. The unrecognized compensation costs as of June 30, 2020 is $2,520,185 , which will be amortized over a weighted average period of 17.6 months. The company recognizes the cost of these stocks using the straight line method and forfeitures are recognized as they occur.

Note 5 - Debt

During the six months ended June 30, 2020, the Company received loan proceeds of $125,000 pursuant to a promissory note with a maturity date of June 15, 2020 and interest of $4,167 per month. The note’s terms required that the Company issue 50,000 common shares, and allowed the noteholder to convert the note into common shares at a conversion price of $0.50 per share. This note was not paid off as of June 30,2020. The Company is still making the agreed upon interest payments of $4,167 per month and there are no penalties for not paying the note off by its maturity date.

During the six months ended June 30, 2020, the Company received loan proceeds of $100,000 from a related party pursuant to a promissory note with a maturity date of April 7, 2020 and interest of $5,000 per month. If the Company defaults on the loan, the note’s terms require the Company to issue default shares of 100,000 each time the company is late on its interest payment, 250,000 shares if it is late on principal repayment, and 100,000 shares each subsequent month that repayment has not occurred. The amount of the foregoing shares is doubled if the stock price falls below $1.00, and may also increase significantly the Company’s outstanding common shares exceed 40,000,000. In addition, the Company will incur a 15% charge each year that repayment has not occurred. The terms also lay out a blanket lien on all assets of New You, Inc. including all the shares of New You LLC., all the assets of New You LLC and all shares of any acquired companies in the future as well as all of their assets. Further, the note requires that the full balance be repaid in order for a change in control to be consummated. During the six months ended June 30, 2020, the amount of penalty shares issued were doubled due to the stock price falling below $1.00. In total, the Company issued a total of 900,000 shares to the related party during the six months ended June 30, 2020 per the agreement: 500,000 shares due to late repayment of the note, and 400,000 shares due to late payment of two months of interest payments. The Company paid off $50,000 of this note during the six months ended June 30, 2020 and the interest payments are now $2,500 per month.

During the six months ended June 30, 2020, the Company received one Paycheck Protection Program loan in the amount of $103,958 with a maturity date of May 21, 2022 and interest rate of 1%. Monthly payments of $5,850 will begin on December 21, 2020 and end on the maturity date. All or a portion of this loan may be forgiven if the Company satisfies certain criteria.

During the six months ended June 30, 2020, the Company received a non-interest bearing advance from the Small Business Administration under the Emergency Injury Disaster Loan program of $10,000. All or a portion of this loan may be forgiven if the Company satisfies certain criteria.

During the six months ended June 30, 2020 the Company received $85,000 in loan proceeds, which is net of $3,000 in debt issuance costs, pursuant to a loan agreement with a maturity date of June 17, 2020 and an interest rate of 8% per annum from the date of issuance until maturity date. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the full amount is paid. Upon certain events of default, the Company may be obligated to repaid double the outstanding principal and interest balance on the note. The holder may convert the note to common shares starting 180 days after the issuance date at a conversion price equal to 61% of the lowest trading price in the last 20 trading days.

Note 6 – Commitments and Contingencies

Operating Lease Commitments

The Company leases a warehouse facility under a lease agreement that expires July 31, 2021. The Company does not have any significant capital leases.

The components of total lease cost were as follows:

Operating Lease Cost
	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019
Operating lease cost	37,226	37,226
Total lease cost	$37,226	$37,226

Cash paid for amounts included in operating lease liabilities was $20,520 and $37,164 for the six months ended June 30, 2020 and June 30, 2019 respectively. Due to COVID-19, the Company was permitted to pay only common area maintenance charges in April through June, totaling $474 each month. The Company is working with the property manager to come to an agreement on how to pay the amount of rent that was not paid during the second quarter of 2020. It is not known at this time how the unpaid balance will be paid. The table below presents total operating lease ROU assets and lease liabilities as of June 30, 2020:

Right Of Use Assets and Liability
June 30, 2020
Operating lease ROU assets	$75,652
Operating lease liabilities	97,483

The table below presents the maturities of operating lease liabilities as of June 30, 2020

For the twelve months ended June 30,
2021	76,386
2022	26,101
2023	—
2024	—
2025	—
Thereafter	—
Total Lease Payments	102,487
Less: Discount	(5,004)
Total Operating Lease Payments	97,483

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

June 30, 2020
Weighted average remaining lease term (years)	1.08
Weighted average discount rate	7%

Litigation and Claims

The Company may be involved in lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company’s financial statements not to be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of June 30, 2020 or 2019, nor were there any asserted or unasserted material claims for which material losses are reasonably possible.

Note 7 – Related Party Transactions

During the six months ended June 30, 2020 and 2019, directors and members of management provided loans to the Company or paid for various expenses of the Company. These loans contained no interest, term or due date. As of June 30, 2020, these loans had a combined balance of $374,747 for the CEO, the President, and two other board members. Total additions to these loans during the six months ended June 30, 2020 were $196,100, including cash loan proceeds of $59,000 and deferred compensation of $137,100 transferred from accounts payable to related parties to related party debt. Total cash repayments for the six months ended June 30, 2020 were $121,100. The Company also offset $182,015 of related party debt against receivables and made payments of $15,385 to an officer that were applied against the a loan to a director during the six months ended June 30, 2020. As of December 31, 2019, these loans had a combined balance of $497,147 for the CEO, the president, and two other board members. Total additions to these loans during the six months ended June 30, 2019 were $220,672 including cash loan proceeds of $78,000 and deferred compensation of $124,364 transferred from accounts payable to related parties to related party debt, and $18,308 of expenses paid on the Company’s behalf. The Company also offset $118,692 of related party debt against receivables during the six months ended June 30, 2019.

As of June 30, 2020 and December 31, 2019, we also owed $50,635 and $78,105 to Carlsbad Naturals, LLC (included in accounts payable to related parties), which is a principal shareholder of New You, Inc. and is owned by a principal shareholder of New You, Inc., for inventory purchases. During the six months ended June 30, 2020 and six months ended June 30, 2019 we made purchases of $53,896 and $142,313 from Carlsbad Naturals, LLC. As of June 30, 2020 and December 31, 2019, we owed $27,500 and $22,500 for consulting payments to a relative of the CEO.

During the six months ended June 30, 2020, the Company received a loan from a board member’s family member in the amount of $100,000 and repaid $50,000 of this balance. A total of $25,000 was paid in interest for the loan during the six months ended June 30, 2020.

The Company leases and pays for a warehouse facility where it shares space with Carlsbad Naturals, LLC. In exchange, Carlsbad Naturals, LLC leases and pays for an office facility where it shares space with the Company. As a result of this arrangement, the Company has recorded rent expense in the accompanying statements of operations for the lease that it is responsible for paying.

During 2018 and the first five months of 2019, along with the months of April, May, June, and July 2020, all credit card receivable payments were processed through the bank account of one of the founding members due to the frequent bank account changes that were occurring with the Company’s accounts. All funds received into the founder’s bank account was transferred directly to the Company’s account on a weekly basis and have been accounted for. Between May 31, 2019 and April 4, 2020 and after July 31, 2020, all credit card receivables were deposited by the credit card processor directly into the Company’s bank account. The balance due from the related party at June 30, 2020 was $182,015.

Note 8 – Subsequent Events

The Company has evaluated subsequent events through August 18, 2020, which is the date the financial statements were issued. The Company has determined that there were no subsequent events which required recognition or disclosure in the financial statements, except as disclosed below.

Subsequent to June 30, 2020, the Company issued 45,000 common shares for services to be performed in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of June 30, 2020, and we undertake no duty to update this information.

New You, Inc.’s principal business is the marketing of unique and proprietary cannabidiol (“CBD”) products, which include CBD beverage enhancers that can be added to any beverage, CBD infused coffee, and CBD oil tinctures. The Company has five products:

•	DROPS - 220 mgs of CBD – odorless, tasteless, flavorless and can be added to any beverage or liquid.

•	CB2 & CBD 2 Plus - A Multi Spectrum Hemp-extracted CBD and Beta-Caryophyllene (β-Caryophyllene is the primary sesquiterpene contributing to the spiciness of black pepper; it is also a major constituent of cloves, hops, rosemary, copaiba, and cannabis), naturally blended coconut-derived MCT oil (made from a coconut fat called medium-chain triglyceride) and a hint of peppermint.

•	Drops for Pets - This 50 mgs CBD product is designed to be used by pets.

•	ENDO30 –

o	CAFFE CANNA - Caffe Canna is a rich organic CBD-infused non-GMO dark roast coffee

o	ABSORB – Made of a Japanese root and rice flour veggie capsule.

o	RELEASE - Made with organic Clove, Cascara Sagrada, Agave Inulin, Rhubarb Root Extract, Slippery Elm Bark, Aloe Vera and other herbs.

•	Drops FX –Our proprietary blend of CBD and Vitamins B3, B6, B9 & B12, that you can use in any drink or liquid.

•	Drops FX Sleep –A blend of CBD, GABA (Gamma-amino butyric acid is an amino acid in the body that acts as a neurotransmitter in the central nervous system), Melatonin, Valerian Root.

•	NanoX – A water soluble, Full Spectrum DBD made with Purified Water, NanoX™ Liposomal Hemp Complex (Hemp Extracts, Purified Water, Gum Acacia, MCT Oil (from Coconut)), Colloidal Silver (20ppm), Liposomal Methyl B12, Liposomal CoQ10, Liposomal Curcumin, Stevia Leaf Extract.

•	The Cream – A topical skin cream made with Cannabidiol (1,000 mg of whole plant CBD isolate per 60 mL), Purified Water (Aqua), Glyceryl Stearate SE, Cannabis Sativa (Hemp) Seed Oil, Cocos Nucifera (Coconut) Oil, Ethyl Macadamiate, Stearic Acid, Cetearyl Alcohol, Pentylene Glycol, Oryza Sativa (Rice) Bran Extract, Tocopherol, Eucalyptus Globulus Leaf Oil, Origanum majorana, Potassium Hydroxide, Hydroxypropyl Starch Phosphate, Phenoxyethanol, Caprylyl Glycol, Tetra- sodium Glutamate Diacetate, Pentanediol

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

Results of Operations

Revenues. For the three months ended June 30, 2020, we generated revenues of $544,600, a decrease of $184,404 compared to revenues of $729,004 for the three months ending June 30, 2019. Comparing the six months ended June 30, 2020 to June 30, 2019, total revenue decreased $382,778 with a revenue of $1,076,123 for the six months ended June 30, 2020 compared to $1,458,901 for the six months ended June 30, 2019. The decrease was primarily due to a major systems change and the COVID-19 shutdown. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross Profit. Our gross profit for the three months ended June 30, 2020 was $494,593, a decrease of $104,265 compared to the three months ended June 30, 2019. Our gross margin percentage for the three months ended June 30, 2020 was 91%, compared to 82% for the three months ended June 30, 2019. The change in gross margin in the three months ended June 30, 2020 compared to the three months ended June 30,2019 was due to the sales of lower margin items slowing down and the sales of the Company’s higher margin items staying flat. Comparing the six months ended June 30,2020 to June 30, 2019, gross profit decreased $213,763 with a gross profit of $944,274 during the six months ended June 30, 2020 compared to $1,158,037 for the six months ended June 30, 2019. Our gross margin percentage for the six months ended June 30, 2020 was 88%, compared to 79% for the six months ended June 30, 2019. The change in gross margin in the six months ended June 30, 2020 compared to the six months ended June 30,2019 was due to the sales of lower margin items slowing down and the sales of the Company’s higher margin items staying flat

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG&A expenses”) for the three months ended June 30, 2020 were $1,158,848, an increase of $346,914 compared to the three months ended June 30, 2019. For the three months ended June 30, 2020, the components of SG&A expenses were: (i) a reduction in commission expenses; (ii) a reduction in payroll expenses; and (iii) and an increase in other SG&A expenses. Non-cash stock based compensation for the three months ended June 30, 2020 was $695,660, there was no stock based compensation for the three months ended March 31, 2019. In Comparing the six months ended June 30, 2020 to June 30, 2019, SG&A expenses were $2,540,530 compared to $1,348,042, an increase of $1,192,488. The main cause of the increase was the non-cash stock based compensation expensed during the six months ended June 30, 2020 of $1,460,576.

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2019	2020
Staff and Overhead Expenses	284,259	506,272	688,857	819,967
Accounting/Legal	16,975	34,875	81,453	53,760
Commission Expense	161,954	270,787	309,644	474,315
Non-Cash Stock Based Compensation	695,660	—	1,460,576	—
	1,158,848	811,934	2,540,530	1,348,042

Operating Loss. We realized an operating loss of $664,255 before interest and income taxes for the three months ended June 30, 2020 compared to operating loss of $213,076 for the three months ended June 31, 2019. For the six months ended June 30, 2020, we realized an operating loss of $1,596,256 compared to an operating loss of $190,005 for the six months ended June 30, 2019.

Interest Expense. Interest expenses for the three months ended June 30, 2020 were $491,400 compared to $0 for the three months ended June 30, 2019. During the three months ended June 30, 2020, $450,000 in common stock was issued as a penalty for late interest payments and for the stock price falling below $1. Interest expenses for the six months ended June 31, 2020 were $523,333 compared to $0 for the six months ended June 30, 2020. There were no interest bearing loans in 2019.

Net Loss. We incurred a net loss of $1,155,655 for the three months ended June 30, 2020 compared to net loss of $213,076 for the three months ended June 30, 2019. The primary reason for the increase in net loss is due to the major system changes, COVID-19, $450,000 in interest expenses related to common stock issued as a penalty for late interest payments and the stock price falling below $1, and a total of $764,916 of non-cash stock based compensation expenses. We incurred a net loss of $2,120,389 for the six months ended June 30, 2020 compared to a net loss of $190,805 for the six months ended June 30, 2019. Management will continue to make an effort to lower operating expenses and increase revenue.

Liquidity and Capital Resources

We incurred a net loss for the six months ended June 30, 2020 and had an accumulated deficit of $4,240,693 at June 30, 2020. At June 30, 2020, we had a cash balance of approximately $1,125, compared to a cash balance of $1,125 at December 31, 2019. At June 30, 2020, we had a working capital deficit of $1,184,168, compared to a working capital deficit of $1,055,049 at December 31, 2019. Our existing and available capital resources are not expected to be sufficient to satisfy our funding requirements through one year from the date of this filing in the absence of share issuances or other sources of financing.

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

Cash Flow

The following table summarizes our cash flows for the periods indicated below:

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2020	2019
Cash used in operating activities	(296,473)	(173,214)
Cash used in investing activities	—	—
Cash provided by financing activities	296,473	158,983

Cash Used in Operating Activities

During the six months ended June 30, 2020 cash used in operating activities of $296,473 primarily reflected our net losses for the period, adjusted by non-cash charges such as depreciation and stock-based compensation, as well as changes in our working capital accounts, primarily consisting of a decrease in inventory, an increase in prepaid expenses and other current assets, and an increase in accounts payable, an increase in credit card receivables and an increase in receivables due from a related party.

During the six months ended June 30, 2019 cash used in operating activities of $173,214 primarily reflected our net losses for the period, adjusted by non-cash charges such as depreciation, as well as changes in our working capital accounts, primarily consisting of a decrease in inventory, an increase in credit card receivables, a decrease in prepaid expenses, and a decrease in accounts payable.

In April 2020, our credit card processor requested that we maintain a minimum balance in our bank account that we could not meet. As a result, the Company temporarily changed the bank account registered with the credit card processor to one of our board member’s personal bank accounts so that the processor would continue processing payments. The board member made daily or weekly deposits depending on the days the bank was open. Near the end of June 2020, there was an issue with the deposits and multiple days were held in transit causing a larger than normal balance in the credit card receivables account. These deposits were cleared in the beginning of July 2020 and the bank account with the processor was switched back to the Company’s operating account on July 31, 2020.

Cash Used in Investing Activities

During the six months ended June 30, 2020 and 2019, there was no cash used in investing activities.

Cash Provided by Financing Activities

During the six months ended June 30, 2020, cash provided by financing activities was $296,473, which consisted primarily of proceeds from related party debt, proceeds from a grant, one PPP loan, and proceeds from two loans from unrelated parties received in January 2020 and June 2020.

During the six months ended June 30, 2019, cash provided by financing activities was $158,893, which consisted of proceeds from related party debt and repayments of related party debt and the sale of common stock.

Recent Accounting Pronouncements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report at the reasonable assurance level.

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

Dated: August 18, 2020

NEW YOU, INC.

By:	/S/ Ray Grimm, Jr.
Ray Grimm, Jr.
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ James Sinkes
James Sinkes
Chief Accounting Officer
(Principal Financial Officer)

