Form 10-Q
period 2020-09-30
New You, Inc.
filed 2020-12-08
CIK 1372184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

As of November 16, 2020, there were 39,326,330 shares of the Registrant's common stock.

1

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

New You, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$56,600	$1,125
Credit Card Receivable	2,016	23,715
Inventory	94,264	147,780
Prepaid Expenses and Other Current Assets	8,212	5,000
Total Current Assets	161,092	177,620

Property and Equipment, Net	20,804	25,795
Operating Lease Right of Use Asset, Net	59,992	96,310

TOTAL ASSETS	$241,888	$299,725

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accounts Payable and Other Accrued Expenses	$373,993	$471,507
Accounts Payable to Related Parties	30,625	200,605
Notes Payable	84,352	—
Convertible Notes Payable, net of $96,039 discount	159,961	—
Derivative Liability	319,040	—
Operating Lease Liability, Current	94,367	63,410
Related Party Debt	554,772	497,147
Total Current Liabilities	1,617,110	1,232,669

Noncurrent Liabilities:
Operating Lease Liabilities, Noncurrent	—	38,025
Notes Payable, Noncurrent	129,606	—
Total Noncurrent Liabilities	129,606	38,025
TOTAL LIABILITIES	1,746,716	1,270,694

COMMITMENTS AND CONTINGENCIES - SEE NOTE 9
STOCKHOLDERS’ DEFICIT
Common stock at $0.00001 par value: 1,400,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 39,746,330 and 32,985,200 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	397	330
Additional Paid-in Capital	3,978,228	1,149,005
Accumulated Deficit	(5,483,453)	(2,120,304)
TOTAL STOCKHOLDERS' DEFICIT	(1,504,828)	(970,969)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$241,888	$299,725

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

New You, Inc.
Condensed Consolidated Statements of Operations

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$462,967	$776,799	$1,539,089	$2,243,365
Cost of Goods Sold	53,019	161,177	184,869	372,666

Gross Profit	409,948	615,622	1,354,220	1,870,699

Selling, General and Administrative Expenses
Commission Expense	95,009	255,076	404,652	729,392
Stock Based Compensation	837,452	—	2,298,028	—
Other	412,252	687,683	1,182,561	1,658,449
Total Selling, General and Administrative Expenses	1,344,713	942,759	3,885,241	2,387,841
(Loss) Income from Operations	(934,765)	(327,137)	(2,531,021)	(517,142)

Interest Expense	98,621	—	621,954	—
Change in Fair Value of Derivative Liability	209,374	—	209,374	—
Net (Loss) Income before Income Tax Expense	(1,242,760)	(327,137)	(3,362,349)	(517,142)
Income Tax Expense	—	—	800	800

Net (Loss) Income	$(1,242,760)	$(327,137)	$(3,363,149)	$(517,942)

Net (Loss) Income Per Common Share
- Basic and Diluted	$(0.04)	$(0.01)	$(0.11)	$(0.02)

Weighted Average Common Shares Outstanding
- Basic and Diluted	31,088,956	27,401,026	29,546,158	26,366,482

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

New You, Inc.
Condensed Consolidated Statement of Shareholders’ Deficit

For the Nine Months Ended September 30, 2020

(Unaudited)

	Common		Additional		Total
	Shares	Par Value	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2019	32,985,200	$330	$1,149,005	$(2,120,304)	$(970,969)
Stock-based Compensation	458,000	5	764,911	—	764,916
Shares Issued in Connection with Note Payable Issuance	50,000	—	25,000	—	25,000
Net Loss	—	—	—	(964,734)	(964,734)
Balance as of March 31, 2020	33,493,200	$335	$1,938,916	$(3,085,038)	$(1,145,787)
Stock-based Compensation	3,796,690	38	695,622	—	695,660
Common Shares Issued for Cash Received in 2019	90,000	1	(1)	—	—
Shares Issued in Connection with Note Payable Interest Penalties	900,000	9	449,991	—	450,000
Net Loss	—	—	—	(1,155,655)	(1,155,655)
Balance as of June 30, 2020	38,279,890	$383	$3,084,528	$(4,240,693)	$(1,155,782)
Stock-based Compensation	1,466,440	14	837,438	—	837,452
Beneficial conversion feature in connection with notes payable			56,262		56,262
Net Loss	—	—	—	(1,242,760)	(1,242,760)
Balance as of September 30, 2020	39,746,330	$397	$3,978,228	$(5,483,453)	$(1,504,828)

New You, Inc.
Condensed Consolidated Statement of Shareholders’ Deficit

For the Nine Months Ended September 30, 2019

(Unaudited)

	Common		Additional		Total
	Shares	Par Value	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2018	15,974,558	$160	$126,840	$(428,006)	$(301,006)
Effect of Reverse Recapitalization Transaction	10,772,587	108	(16,677)	—	(16,569)
Shares Issued Pursuant to Anti-dilution Provision	409,605	4	(4)	—	—
Net Income	—	—	—	22,271	22,271
Balance as of March 31, 2019	27,156,750	$272	$110,159	$(405,735)	$(295,304)
Sales of Common Shares	179,758	2	79,998	—	80,000
Net Loss	—	—	—	(213,076)	(213,076)
Balance as of June 30, 2019	27,336,508	$274	$190,157	$(618,811)	$(428,380)
Sales of Common Shares	465,692	4	234,296	—	234,300
Stock-based Compensation	875,000	9	(9)	—	—
Net Loss	—	—	—	(327,137)	(327,137)
Balance as of September 30, 2019	28,677,200	$287	$424,444	$(945,948)	$(521,217)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

New You, Inc.
Condensed Consolidated Statements of Cash Flows

	For The Nine Months Ended	For The Nine Months Ended
	September 30,	September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Operating Activities
Net (Loss) Income	$(3,363,149)	$(517,942)
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	4,991	9,913
Amortization of Operating Lease Right of Use Asset	36,318	—
Amortization of Debt Discount	58,326	—
Other Non-cash Interest Expense	42,563	—
Change in Fair Value of Derivative Liability	209,374	—
Shares Issued in Connection with Note Payable Interest Penalties	450,000	—
Stock-based Compensation	2,298,028	—
Changes in Operating Assets and Liabilities:
Credit Card Receivable	(88,177)	—
Trade and Other Receivables	—	10,605
Inventory	53,516	(69,217)
Prepaid Expenses and Other Current Assets	(3,212)	25,200
Accounts Payable and Other Current Liabilities	104,987	74,492
Accounts Payable to Related Parties	(169,980)	—
Operating Lease Liabilities	(7,068)	—
Net Cash (Used in) Provided by Operating Activities	(373,483)	(466,949)
Investing Activities
Purchase of Property and Equipment	—	—
Net Cash Used in Investing Activities	—	—
Financing Activities
Proceeds from Related Party Debt	161,100	159,975
Repayments of Related Party Debt	(196,100)	—
Sale of Shares	—	314,300
Proceeds from Convertible Notes, Net of Issuance Costs	250,000	—
Proceeds from Notes, Net of Issuance Costs	213,958	—
Net Cash Provided by (Used in) Financing Activities	428,958	474,275
Net Increase (Decrease) in Cash	55,475	7,326
Cash, Beginning of Period	1,125	27,310
Cash, End of Period	$56,600	$34,636
Supplemental Disclosures
Cash Paid for Interest	$68,333	$—
Cash Paid for Income Taxes	$800	$800
Non-cash Investing and Financing Activities:
Payroll and Other Payables to Related Parties Converted to Related Party Debt	$202,500	$124,364
Related Party Debt Adjusted Against Credit Card Receivables	$109,876	$118,692
Shares Issued in Connection with Note Payable Issuance	$25,000	$—
Shares Issued in Connection with Late Interest Payments	$450,000	$—

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

The results for the nine months ended September 30, 2020 and 2019 are not necessarily indicative of results to be expected for a full year, any other interim periods, or any future year or period.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. We are currently negatively impacted through a reduction in sales by the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and continue to monitor its impact on operations, financial position, cash flows, customer purchasing trends, and the industry in general, in addition to the impact on our employees. We have concluded that while it is reasonably possible that the virus could continue to have a negative impact on the results of operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. As of September 30, 2020, the Company had no cash equivalents.

Credit Card Receivables

Credit card receivable consists of only the amount due from the credit card processing companies. There is no need for an allowance for doubtful accounts, since the system and processor makes sure that the transaction is successful prior to the sale being finalized. Accordingly, no allowance was recorded as of September 30, 2020.

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

The Company and its Brand Partners agree to provide customers with a 100% satisfaction guaranteed policy that allows the customer sixty days from the sales transaction to return the product and receive a 100% refund, and one year for a Brand Partner to get a 90% refund, as long as the product remains in saleable condition and the Brand Partner or the Company have not cancelled the Brand Partner agreement. The Company records an estimate for provisions of returns and other adjustments for each shipment, which is netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. The Company has determined that the population of contracts with the Company’s customers and Brand Partners tends to be homogenous, so that review of the contracts and estimate of various revenue related adjustments can be applied to the entire population. The Company had customer returns of approximately $50,065 for the nine months ended September 30, 2020 and approximately $55,675 for the nine months ended September 30, 2019. The Company has not recorded a reserve for returns at September 30, 2020 or December 31, 2019 since it does not believe such returns will be material.

As of September 30, 2020, the Company did not have any in-process or prepaid sales orders or transactions that would require the recognition of a contract liability.

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

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses totaled $8,480 for the nine months ending September 30, 2020 and $12,051 for the nine months ended September 30, 2019.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Certain of these significant accounting policies require us to make critical accounting estimates, as defined below.

A critical accounting estimate is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

•	we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and

•	different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Many of our financial instruments are issued in conjunction with the issuance of debt. At the time of issuance, we allocate the proceeds received to the various financial instruments and this involves the determination of fair value. From time to time, the fair value of these financial instruments exceeds the proceeds received. When this occurs, we critically evaluate the validity of the fair value computation.

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, accrued expenses, notes payable and payables to a stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the notes payable and amounts due to stockholder approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

FASB Accounting Standards Codification (ASC) topic, “Fair Value Measurements and Disclosures”, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
•	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 - Inputs that are both significant to the fair value measurement and defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. See Note 8 for valuation inputs and assumptions and rollforward of the value of derivative instruments.

Beneficial Conversion Features

ASC 470-20 applies to convertible securities with beneficial conversion features that must be settled in stock and to those that give the issuer a choice in settling the obligation in either stock or cash. ASC 470-20 requires that the beneficial conversion feature should be valued at the commitment date as the difference between the conversion price and the fair market value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. This amount is recorded as a debt discount and amortized over the life of the debt. ASC 470-20 further limits this amount to the proceeds allocated to the convertible instrument.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair grant date FV of equity instruments. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. Share-based compensation expense for the nine months ended September 30, 2020 and 2019 was $2,298,028 and $0.

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

The following table presents the computation of basic and diluted net loss or income per common share:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Historical net loss per share
Numerator
Net loss	(1,242,760)	(327,137)	(3,363,149)	(517,942)
Denominator
Weighted-average common shares outstanding	39,118,321	27,640,296	35,943,565	26,424,522
Less: Weighted-average restricted shares	(8,029,365)	(239,270)	(6,397,407)	(88,040)
Denominator for basic and diluted net loss per share	31,088,956	27,401,026	29,546,158	26,336,482
Basic and diluted net loss per share	$(0.04)	$(0.01)	$(0.11)	$(0.02)

Potentially dilutive securities that are not included in the calculation of diluted net loss or income per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Restricted shares	8,029,365	239,270	6,397,407	88,040
Convertible debt	1,151,801	—	515,505	—

Note 2 – Going Concern

We incurred a net loss for the nine months ended September 30, 2020 and had an accumulated deficit of $5,483,453 at September 30, 2020 of which $2,298,014 was related to non-cash stock based compensation. At September 30, 2020, we had a cash balance of approximately $56,600, compared to a cash balance of $1,125 at December 31, 2019. At September 30, 2020, we had a working capital deficit of $1,456,018 compared to a working capital deficit of $1,055,049 at December 31, 2019.

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

Substantially all of the Company’s revenues are to unique customers or Brand Partners. Since the Company sells its products to a large number of customers, there is no revenue concentration from customers. However, the Company uses merchant processors to charge customer credit cards and does contain concentration risk between credit card processors. As of September 30, 2020, one credit card processor accounted for 100% of Credit Card Receivables. We are in the process of adding more processors when they become available.

The Company also made purchases from and has accounts payable to Carlsbad Naturals, LLC as described in Note 6.

Note 4 – Equity

September 30, 2020 Restricted Stock Grants

The Company estimated the fair value of restricted stock grants at $0.50 per share based on the price at which the Company issued common shares for cash in 2019 and not based on the amount that shares were trading for on the OTC “Pink” market since shares were thinly traded on the market from August 2019 to September 2020 when the equity instruments were granted. There were no grants of restricted stock to employees or consultants during the first or second quarter of 2019.

The table below summarizes the activity of the restricted stock during the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Fair Value per Share
Non-vested as of January 1, 2020	5,151,000	$0.50
Granted	5,241,130	0.50
Vested	(1,411,000)	0.50
Forfeited	-	-
Non-vested as of September 30, 2020	8,981,130	$0.50

For the nine months ended September 30, 2020 the compensation costs that has been charged to Stock Compensation Expense is $2,298,028. No portion of the total compensation cost was capitalized. The unrecognized compensation costs as of September 30, 2020 is $2,188,452, which will be amortized over a weighted average period of 19.45 months. The Company recognizes the cost of these stocks using the straight line method and forfeitures are recognized as they occur.

Note 5 – Notes Payable

During the nine months ended September 30, 2020, the Company received a Paycheck Protection Program loan in the amount of $103,958. The monthly payments on the note are deferred for a period of 6 months and the notes bear interest of 1%. Monthly payments of $5,850 will begin on December 21, 2021; however all or a portion of this loan may be forgiven if the Company satisfies certain criteria as follows:

The Company may apply for forgiveness of the amount due on this loan in an amount equal to the sum of the following costs incurred during the 8-week period beginning on the date of first disbursement of this loan:

a.	Payroll costs
b.	Any payment of interest on a covered mortgage obligation (which shall not include any prepayment of or payment of principal on a covered mortgage obligation)
c.	Any payment on a covered rent obligation
d.	Any covered utility payment

The amount of loan forgiveness shall be calculated (and may be reduced) in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) (P.L. 116-136). Not more than 25% of the amount forgiven can be attributable to non-payroll costs.

During the nine months ended September 30, 2020, the Company received a non-interest bearing advance from the Small Business Administration under the Emergency Injury Disaster Loan program of $10,000. All or a portion of this loan may be forgiven if the Company satisfies certain criteria.

During the nine months ended September 30, 2020, the Company received a Paycheck Protection Program loan in the amount of $100,000.The monthly payments on the note are deferred for a period of 6 months and the notes bear interest of 1%. Monthly payments of $5,628 will begin on January 1, 2021. The proceeds of the requested PPP Loan may be used only for business purposes permitted under the Paycheck Protection Program, including permitted payroll costs and benefits, interest on business mortgage obligations incurred before February 15, 2020, rent under a lease entered into before February 15, 2020 and utilities for which service began before February 15, 2020. Loan forgiveness will be provided for the sum of documented payroll costs, covered mortgage interest payments, covered rent payments, and covered utilities, and not more than 25% of the forgiven amount may be for non-payroll costs.

Note 6 – Convertible Debt

As of September 30, 2020, the Company owed $256,000 in principal (before a debt discount of $6,000) and $2,732 in accrued interest (included in accounts payable and accrued expenses) on its outstanding convertible promissory notes. As of December 31, 2019, the Company did not have any outstanding convertible promissory notes.

	September 30, 2020	December 31, 2019
Principal	$256,000	$—
Debt discount	(96,039)	—
Total Principal	$159,961	$—

Note 1 - During the nine months ended September 30, 2020, the Company received loan proceeds of $125,000 pursuant to a promissory note (“First Convertible Note”), with a maturity date of June 15, 2020 and interest of $4,167 per month. The note’s terms required that the Company issue 50,000 common shares, and allowed the note holder to convert the note into common shares at a conversion price of $0.50 per share. This note was not paid off as of September 30, 2020. The Company is still making the agreed upon interest payments of $4,167 per month and there are no penalties for not paying the note off by its maturity date.

Note 2 - On June 17, 2020, the Company received $85,000 in loan proceeds, which is net of $3,000 in debt issuance costs, pursuant to a loan agreement (“Second Convertible Note”), with a maturity date of June 17, 2021 and an interest rate of 8% per annum from the date of issuance until maturity date. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the full amount is paid. Upon certain events of default, the Company would be obligated to pay cash equal to the greater of (i) 150% of the outstanding principal and interest, and (ii) the highest closing price of the Company’s common stock from the date of first default to the date of payment, multiplied by the number of shares that would be issued if the outstanding principal and interest were converted at 61% of the lowest closing price in the last 20 trading days prior to the date of payment. The holder may convert the note to common shares starting 180 days after the issuance date at a conversion price equal to 61% of the lowest trading price in the last 20 trading days. The Company is required to reserve three (6) times the number of shares necessary for the issuance of common stock upon conversion. As of September 30, 2020, the Company owed $88,000 in principal and $2,048 in accrued interest on the note. As of September 30, 2020, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 1,054,432.

Note 3 - On July 20, 2020, the Company received $40,000 in loan proceeds, which is net of $3,000 in debt issuance costs, pursuant to a loan agreement (“Third Convertible Note”), with a maturity date of July 20, 2021 and an interest rate of 8% per annum from the date of issuance until maturity date. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the full amount is paid. Upon certain events of default, the Company would be obligated to pay cash equal to the greater of (i) 150% of the outstanding principal and interest, and (ii) the highest closing price of the Company’s common stock from the date of first default to the date of payment, multiplied by the number of shares that would be issued if the outstanding principal and interest were converted at 61% of the lowest closing price in the last 20 trading days prior to the date of payment. The holder may convert the note to common shares starting 180 days after the issuance date at a conversion price equal to 61% of the lowest trading price in the last 20 trading days. The Company is required to reserve three (6) times the number of shares necessary for the issuance of common stock upon conversion. As of September 30, 2020, the Company owed $40,000 in principal and $684 in accrued interest on the note. As of September 30, 2020, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 511,521.

Note 7 – Beneficial Conversion Feature

ASC 470-20 applies to convertible securities with beneficial conversion features that must be settled in stock and to those that give the issuer a choice in settling the obligation in either stock or cash. ASC 470-20 requires that the beneficial conversion feature should be valued at the commitment date at its intrinsic value; that being the difference between the conversion price and the fair market value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. This amount is recorded as a debt discount and amortized over the life of the debt. ASC 470-20 further limits this amount to the proceeds allocated to the convertible instrument.

The effective conversion prices were compared to the market prices on the dates of each convertible note and they were deemed to be less than the inception date fair value of the underlying common stock for the Second Convertible Note. The Company recognized a debt discount as a reduction (contra-liability) to the Second Convertible Note with an increase to paid in capital. The debt discounts are being amortized over the life of the notes.  The Company recognized financing costs for charges by the lender for original issue discounts and other applicable administrative costs, normally withheld from proceeds, which are being amortized as finance costs over the life of the loan. As of September 30, 2020 and 2019, the unamortized beneficial conversion feature associated with the Second Convertible Note was $40,077 and $0, respectively.

Note 8 - Derivatives

The Company assessed the convertible notes for purposes of determining the associated embedded default derivatives. The Company relied on ASC 820-10-35-37 Fair Value in Financial Instruments and ASC 815 Accounting for Derivative Instruments and Hedging Activities. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any.

The Company is subject to significant cash penalties in the event that the Company defaults on its convertible notes. The default penalties vary based on the type of default and range from incurring a default interest rate of 22% to a penalty of 50% of the amount due, to a parity value based on the effective conversion of the note on the date of payment of the default and the maximum stock value during the period between the default date and the settlement date. The Company determined that certain of the default provisions should be bifurcated from the debt host and treated as a liability, since they involve the contingent payment of a substantial premium on the convertible notes. The Company used a Monte Carlo model that values the embedded default derivatives based on simulating the stock price, the default likelihood, and the default liability.

The following table summarizes the valuations of the default liability for each note and valuation date.

Note	Issue Date	Maturity Date	Derivative Value at Issuance (Level 3)	Change in Derivative Value (Level 3)	Derivative Value at 9/30/20 (Level 3)
Second Convertible Note	6/17/2020	6/17/2021	27,103	198,612	225,715
Third Convertible Note	7/20/2020	7/20/2021	82,563	10,762	93,325
Totals:			109,666	209,374	319,040

Valuation of the default liability involves subjective judgments and requires forecasting future stock price movement and estimating the probability of default and the amount of time that passes between the date of default and the date of settlement. The following table summarizes the significant assumptions used to estimate the fair value of the default liability:

	At issuance	At 9/30/20
Default probability	5% to 30%	30%
Volatility	306.4% to 310.1%	328.5% to 348.8%
Risk free rate	1.62%	1.61%

The fair value of the default liability includes the estimated volatility, risk free rate and probability. The higher/lower the estimated volatility, risk free rate or probability, the higher/lower the value of the default liability for each note at valuation dates.

Note 9 – Commitments and Contingencies

Operating Lease Commitments

The Company leases a warehouse facility under a lease agreement that expires July 31, 2021. The Company does not have any significant capital leases.

The components of total lease cost were as follows:

Operating Lease Cost

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2020	2019
Operating lease cost	55,839	55,809
Total lease cost	$55,839	$55,809

Cash paid for amounts included in operating lease liabilities was $55,839 and $55,809 for the nine months ended September 30, 2020 and September 30, 2019 respectively. Due to COVID-19, the Company was permitted to pay only common area maintenance charges in April through June 2020, totaling $474 each month and during the three months ended September 30, 2020, the Company paid the equivalent of one month’s rent in the amount of $6,140. The Company is working with the property manager to come to an agreement on how to pay the amount of rent in arrears, which as of September 30, 2020 is $31,059. The table below presents total operating lease ROU assets and lease liabilities as of September 30, 2020:

Right Of Use Assets and Liability
September 30, 2020
Operating lease ROU assets	$59,992
Operating lease liabilities	$94,367

 The table below presents the maturities of operating lease liabilities as of September 30, 2020

For the nine months ended September 30,
2021	96,418
2022	—
2023	—
2024	—
2025	—
Thereafter	—
Total Lease Payments	96,418
Less: Discount	(2,051)
Total Lease Liability	94,367

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

September 30, 2020
Weighted average remaining lease term (years)	.083

Weighted average discount rate	7%

Litigation and Claims

The Company may be involved in lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company’s financial statements not to be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of September 30, 2020 or 2019, nor were there any asserted or unasserted material claims for which material losses are reasonably possible.

Note 10 – Related Party Transactions

During the nine months ended September 30, 2020 and 2019, directors and members of management provided loans to the Company or paid for various expenses of the Company. These loans contained no interest, term or due date. As of September 30, 2020, these loans had a combined balance of $504,772 for the CEO, the President, and two other board members. Total additions to these loans during the nine months ended September 30, 2020 were $263,600, including cash loan proceeds of $61,100 and deferred compensation of $202,500 transferred from accounts payable to related parties to related party debt. As of December 31, 2019, these loans had a combined balance of $497,147 for the CEO, the President, and two other board members. Total additions for the nine months ended September 30, 2019 were $159,975.

As of September 30, 2020 and December 31, 2019, we also owed $3,125 and $78,105 to Carlsbad Naturals, LLC (included in accounts payable to related parties), which is a principal shareholder of New You, Inc. and is owned by a principal shareholder of New You, Inc., for inventory purchases. During the nine months ended September 30, 2020 and nine months ended September 30, 2019, we made purchases of $106,998 and $238,588 from Carlsbad Naturals, LLC. As of September 30, 2020 and December 31, 2019, we owed $27,500 and $22,500 for consulting payments to a relative of the CEO.

During the nine months ended September 30, 2020, the Company received loan proceeds of $100,000 from a related party pursuant to a promissory note with a maturity date of April 7, 2020 and interest of $5,000 per month. If the Company defaults on the loan, the note’s terms require the Company to issue default shares of 100,000 each time the company is late on its interest payment, 250,000 shares if it is late on principal repayment, and 100,000 shares each subsequent month that repayment has not occurred. The amount of the foregoing shares is doubled if the stock price falls below $1.00, and may also increase significantly the Company’s outstanding common shares exceed 40,000,000.In addition, the Company will incur a 15% charge each year that repayment has not occurred. The terms also lay out a blanket lien on all assets of New You, Inc. including all the shares of New You LLC., all the assets of New You LLC and all shares of any acquired companies in the future as well as all of their assets. Further, the note requires that the full balance be repaid in order for a change in control to be consummated. During the nine months ended September 30, 2020, the amount of penalty shares issued were doubled due to the stock price falling below $1.00. In total, the Company issued a total of 900,000 shares to the related party during the nine months ended September 30, 2020 per the agreement: 500,000 shares due to late repayment of the note, and 400,000 shares due to late payment of two months of interest payments. A total of $75,000 has been repaid, including $25,000 in interest and $50,000 in principal during the nine months ended September 30, 2020. Interest payments are now $2,500 per month.

The Company leases and pays for a warehouse facility where it shares space with Carlsbad Naturals, LLC. In exchange, Carlsbad Naturals, LLC leases and pays for an office facility where it shares space with the Company. As a result of this arrangement, the Company has recorded rent expense in the accompanying statements of operations for the lease that it is responsible for paying.

During 2018 and the first five months of 2019, along with the months of April, May, June, and July 2020, all credit card receivable payments were processed through the bank account of one of the founding members due to the frequent bank account changes that were occurring with the Company’s accounts. All funds received into the founder’s bank account was transferred directly to the Company’s account on a weekly basis and have been accounted for. Between May 31, 2019 and April 4, 2020 and after July 31, 2020, all credit card receivables were deposited by the credit card processor directly into the Company’s bank account. The balance due from the related party at September 30, 2020 was $0.

Note 11 – Subsequent Events

The Company has evaluated subsequent events through November 16, 2020, which is the date the financial statements were issued. The Company has determined that there were no subsequent events which required recognition or disclosure in the financial statements, except as disclosed below.

Subsequent to September 30, 2020, the Company cancelled 420,000 shares for services as a result of services no longer needed by the Company.

On November 18, 2020, the Company entered into a Secured Promissory Note in the amount of $150,000 and maturing on May 18, 2021. The Note accrues interest at a fixed rate of 2% per month and continues for a period of six months. Interest is due and payable monthly in the amount of $3,000 and Lender may convert any portion of the debt into shares of common stock of the Company at $0.10 per share or 30% discount to 5 day VWAP on the day of conversion. In addition to the monthly interest, the Company agreed to transfer 100,000 shares of common stock (144 Restricted) to the Lender as additional consideration for the Secured Promissory Note.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of September 30, 2020, and we undertake no duty to update this information.

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. We are currently negatively impacted through a reduction in sales by the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and continue to monitor its impact on operations, financial position, cash flows, customer purchasing trends, and the industry in general, in addition to the impact on our employees. We have concluded that while it is reasonably possible that the virus could continue to have a negative impact on the results of operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Revenues. For the three months ended September 30, 2020, we generated revenues of $462,967, a decrease of $313,832 compared to revenues of $776,799 for the three months ending September 30, 2019. Comparing the nine months ended September 30, 2020 to September 30, 2019, total revenue decreased $704,276 with revenue of $1,539,089 for the nine months ended September 30, 2020 compared to $2,243,365 for the nine months ended September 30, 2019. The decrease was primarily due to a major systems change and the COVID-19 shutdown. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross Profit. Our gross profit for the three months ended September 30, 2020 was $409,948, a decrease of $205,674 compared to the three months ended September 30, 2019. Our gross margin percentage for the three months ended September 30, 2020 was 89%, compared to 79% for the three months ended September 30, 2019. The change in gross margin in the three months ended September 30, 2020 compared to the three months ended September 30,2019 was due to the sales of lower margin items slowing down and the sales of the Company’s higher margin items staying flat. Comparing the nine months ended September 30,2020 to September 30, 2019, gross profit decreased $516,479 with a gross profit of $1,354,220 during the nine months ended September 30, 2020 compared to $1,870,699 for the nine months ended September 30, 2019. Our gross margin percentage for the nine months ended September 30, 2020 was 88%, compared to 83% for the nine months ended September 30, 2019. The change in gross margin in the nine months ended September 30, 2020 compared to the nine months ended September 30,2019 was due to the sales of lower margin items slowing down and the sales of the Company’s higher margin items staying flat.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG&A expenses”) for the three months ended September 30, 2020 were $1,344,713, an increase of $401,954 compared to the three months ended September 30, 2019. For the three months ended September 30, 2020, the components of SG&A expenses were: (i) a reduction in commission expenses; (ii) a reduction in payroll expenses; and (iii) and an increase in other SG&A expenses. Non-cash stock based compensation for the three months ended September 30, 2020 was $837,452, while there was no stock based compensation for the three months September 30, 2019. In comparing the nine months ended September 30, 2020 to September 30, 2019, SG&A expenses were $3,885,241 compared to $2,387,841, an increase of $1,497,400. The main cause of the increase was the non-cash stock based compensation expensed during the nine months ended September 30, 2020 of $2,298,028.

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2019
Staff and Overhead Expenses	$386,284	$527,314	$1,075,139	$1,472,958
Accounting/Legal	25,968	160,369	107,422	185,491
Commission Expense	95,009	255,076	404,652	729,392
Non-Cash Stock Based Compensation	837,452	—	2,298,028	—
	$1,344,713	$942,759	$3,885,241	$2,387,841

Operating Loss. We realized an operating loss of $934,765 before interest and income taxes for the three months ended September 30, 2020 compared to operating loss of $327,137 for the three months ended September 30, 2019. For the nine months ended September 30, 2020, we realized an operating loss of $2,531,021 compared to an operating loss of $517,942 for the nine months ended September 30, 2019.

Interest Expense. Interest expenses for the three months ended September 30, 2020 was $98,621 compared to $0 for the three months ended September 30, 2019. Interest expense for the nine months ended September 30, 2020 was $621,954 compared to $0 for the nine months ended September 30, 2020. There were no interest bearing loans in 2019. During the nine months ended September 30, 2020, interest expense included $450,000 in common stock that was issued as a penalty for late interest payments and for the stock price falling below $1.

Net Loss. We incurred a net loss of $1,242,760 for the three months ended September 30, 2020 compared to net loss of $327,137 for the three months ended September 30, 2019. For the nine months ended September 30, 2020 and September 30, 2019, we incurred a net loss of $3,363,149 and $517,942, respectively. The primary reason for the increase in net loss is due to COVID-19, $450,000 in interest expenses related to common stock issued as a penalty for late interest payments and the stock price falling below $1, a total of $2,298,028 of non-cash stock based compensation expenses, and a $209,374 loss in the change in fair value of the derivative liability associated with our convertible notes payable. Management will continue to make an effort to lower operating expenses and increase revenue.

Liquidity and Capital Resources

We incurred a net loss for the nine months ended September 30, 2020 and had an accumulated deficit of $5,483,453 at September 30, 2020. At September 30, 2020, we had a cash balance of approximately $56,600, compared to a cash balance of $1,125 at December 31, 2019. At September 30, 2020, we had a working capital deficit of $1,456,018, compared to a working capital deficit of $1,055,049 at December 31, 2019. Our existing and available capital resources are not expected to be sufficient to satisfy our funding requirements through one year from the date of this filing in the absence of share issuances or other sources of financing.

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

Cash Flow

The following table summarizes our cash flows for the periods indicated below:

	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,
Summary	2020	2019
Cash used in operating activities	(373,483)	(466,949)
Cash used in investing activities	—	—
Cash provided by financing activities	428,958	474,275

Cash Used in Operating Activities

During the nine months ended September 30, 2020 cash used in operating activities of $373,483 primarily reflected our net losses for the period, adjusted by non-cash charges such as depreciation and stock-based compensation, accretion of debt discounts, changes in the fair value of derivative liabilities, as well as changes in our working capital accounts, primarily consisting of a decrease in inventory, an increase in prepaid expenses and other current assets, and an increase in accounts payable, an increase in credit card receivables and an increase in receivables due from a related party.

During the nine months ended September 30, 2019 cash used in operating activities of $466,949 primarily reflected our net losses for the period, adjusted by non-cash charges such as depreciation, as well as changes in our working capital accounts, primarily consisting of a decrease in inventory, an increase in credit card receivables, a decrease in prepaid expenses, and a decrease in accounts payable.

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

Cash Used in Investing Activities

During the nine months ended September 30, 2020 and 2019, there was no cash used in investing activities.

Cash Provided by Financing Activities

During the nine months ended September 30, 2020, cash provided by financing activities was $428,958, which consisted primarily of proceeds from related party debt, proceeds from a grant, PPP loans, and proceeds from three loans from unrelated parties received in January 2020, June 2020, and July 2020.

During the nine months ended September 30, 2019, cash provided by financing activities was $474,275, which consisted of proceeds from related party debt and repayments of related party debt and the sale of common stock.

Recent Accounting Pronouncements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report at the reasonable assurance level.

Material Weakness in Internal Control over Financial Reporting

	The Company lacks an effective control environment since there are insufficient personnel to exercise appropriate oversight of accounting judgments and estimates.

	Due to limited accounting and financial reporting resources, the Company lacks formal processes to identify, update, and assess risks to the Company’s financial reporting.

	Due to limited accounting and financial reporting resources, the Company has not implemented significant monitoring controls.



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

Remediation of Previous Material Weaknesses

We have implemented and will continue to implement a number of measures to address the Material Weaknesses identified as of June 30, 2020. We plan on updating internal policies and procedures and create an effective control environment, add outside consultants, as needed to bolster technical accounting needs, and ass more personnel, as needed to segregate duties.

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

Dated: December 7, 2020

NEW YOU, INC.

By:	/S/ Ray Grimm, Jr.
Ray Grimm, Jr.
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ James Sinkes
James Sinkes
Chief Accounting Officer
(Principal Financial Officer)

