Form 10-K
period 2020-12-31
New You, Inc.
filed 2021-04-08
CIK 1372184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2020
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File Number 000-52668

NEW YOU, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-3062661 (I.R.S. Employer Identification No.)
6351 Yarrow Drive, Suite E Carlsbad, California (Address of principal executive offices)	92011 (Zip Code)

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

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $9,865,369.

As of March 23, 2021, 43,318,396 shares of common stock were outstanding.

2

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

On July 11, 2018, we closed our Subscription and Securities Purchase Agreement (the “SPA”) with three investors, Carlsbad Naturals, LLC, Ray Grimm, and Nish Mehta. Under the SPA, the investors were issued a (collectively) controlling interest in the Company consisting of a total of 9,695,328 shares of common stock. These shares were issued in exchange for a total Purchase Price of $95,000. The Purchase Price was used to settle and retire our notes payable, for certain compliance costs, and for general working capital. In conjunction with the SPA, our formerly controlling stockholder, Biodynamic Molecular Technologies, LLC, exchanged its preferred stock for a total of 269,315 shares of common stock. Upon issue, these shares were transferred to principal of Biodynamic Molecular Technologies, LLC, Michael Alexander. This common stock position, which represented 2.5% of our post-closing common stock, was formerly non-dilutable for a period of one (1) year. We acquired New You LLC following the passage of the United States Agricultural Improvement Act of 2018, commonly known as the “Farm Bill,” which contained a permanent declassification of cannabidiol (CBD) as a controlled substance under federal law. As a result of that transaction, we own and operate the CBD brand New You LLC which now represents our focus and all of our revenues.

On March 8, 2019, pursuant to stockholder consent, our Board of Directors authorized an amendment (the "Amendment") to our Certificate of Incorporation, as amended, to (i) change the name of the Company from The Radiant Creations Group, Inc. to New You, Inc. and (ii) effect a reverse stock split of the issued and outstanding shares of our common stock, par value $0.00001, on a 1 for 50 basis (the "Reverse Stock Split"). We filed the Amendment with the Nevada Secretary of State reflecting the name change on March 27, 2019. On April 29, 2019, the Financial Industry Regulatory Authority, Inc. notified us that the Name Change and Reverse Stock Split would take effect on April 30, 2019 (the "Effective Date"). On the Effective Date, each holder of common stock received 1 share of our common stock for each 50 shares of our common stock they owned immediately prior to the Reverse Stock Split. We did not issue fractional shares in connection with the Reverse Stock Split. Fractional shares were rounded up to the nearest whole share. In addition, on the Effective Date the Company’s trading symbol changed to “RCGPD” for a period of 20 business days, after which the "D" was removed from the Company’s trading symbol and began trading under new trading symbol “NWYU.” Unless otherwise indicated, the information in these unaudited condensed consolidated financial statements gives effect to the 1-for-50 reverse stock split of the Company’s common stock, par value $0.00001 per share and name change from The Radiant Creations Group, Inc. to New You, Inc., effected on April 30, 2019.

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
3

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

New You, Inc. through its wholly owned subsidiary, New You LLC, markets and sells its products through a multi-level marketing and direct sales opportunity afforded to independent business owners called “Brand Partners.” Commissions are earned on product sales to Brand Partners and their customers at a rate of 10% for every transaction, plus a specified spread on recurring sales. Brand Partners earn a 5% commission on sales by other team members at lower levels up to nine level below the Brand Partner. Brand Partners can earn an additional bonus for customer sales and team sales. The team bonus is $400 for each time the team bonus volume reaches a certain amount in a 30 day period. Brand Partners can also earn an initial bonus of 20% of the transaction value for qualifying Brand Partners in the Brand Partner’s first 30 days. There is a risk that Brand Partners may find it difficult to sell in a network marketing environment. Brand Partners may also find it difficult to sell CBD related products due to the uncertainty surrounding FDA regulations of CBD and hemp related products. Lastly, public perception of CBD products may be negative, as such products are derived from the Hemp plant. The Company does not hold any patents or trademarks and, as a result, may be vulnerable to competition from other companies offering very similar products and product brands The Company purchases inventory from Carlsbad Naturals, LLC. Carlsbad Naturals, LLC is a principal stockholder of New You, Inc., and is owned by a principal stockholder of New You, Inc. As a result, we are dependent on a related party for product inventory and do not have a broad base of unaffiliated suppliers. The officers and directors of the Company own 43.81% of the outstanding common shares. Accordingly, management will have a determinative influence on matters requiring stockholder approval.

We conduct our principal operations through one operating subsidiary, New You LLC, a Wyoming limited liability company. Our net losses for the years ended December 31, 2020 and 2019 were $5,046,711 and $1,692,298, respectively. The Company will need to raise additional capital to fund operations based on the current level of sales. We can provide no assurance that the required additional capital will be available to us on favorable terms, or at all.

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

As of December 2020, we had 5,133 Brand Partners, of which 139 joined in the fourth quarter of 2020, 69 joined in the third quarter of 2020, 206 joined in the second quarter of 2020, 285 joined in the first quarter of 2020. On top of the Brand Partners that have joined, there are also over 4,500 customers that have placed orders through Brand Partners.

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

The Farm Bill recognizes hemp as distinct from its genetic cousin, marijuana, and specifically industrial hemp has been excluded from U.S. drug laws. The Farm Bill allows for each individual state to regulate industrial hemp and industrial hemp-based products or accept the USDA rules. Although no longer a controlled substance under federal law, cannabinoids derived from industrial hemp (other than THC) are still subject to a patchwork of state regulations. We are actively monitoring the regulations and proposed regulations in each state to ensure our operations are compliant.

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

Employees

As of December 31, 2020, we had 5 full-time employees and 2 part-time warehouse employees.

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

We have incurred significant losses in prior periods. For the year ended December 31, 2020, we incurred a net loss of $5,046,711, of which $2,787,568 was related to non-cash stock-based compensation, and had an accumulated deficit of $7,167,015. For the year ended December 31, 2019, we incurred a net loss of $1,692,298 and, as of that date, we had an accumulated deficit of $2,120,304. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

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

CBD related products have not established legality within the FDA

The FDA has deemed marketing food to which CBD has been added, or labeling CBD as a dietary supplement, to be impermissible. The FDA is continuing to assess potential pathways available for various types of CBD products to be lawfully marketed. The FDA has summarized its current policies regarding CBD products at: https://www.fda.gov/news-events/public-health-focus/fda-regulation-cannabis-and-cannabis-derived-products-including-cannabidiol-cbd.

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

Our business is subject to risks arising from epidemic diseases, such as the recent global outbreak of the COVID-19 coronavirus

An epidemic or pandemic disease outbreak, including the recent COVID-19 outbreak, could cause significant disruption to our business operations or the operations of our third-party manufacturers upon whom we rely. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed.

Any disruption of our suppliers and their contract manufacturers or our customers would likely impact our sales and operating results. Moreover, our operations could be negatively affected if employees are quarantined as the result of exposure to a contagious illness. The outbreak and any preventative or protective actions that governments or we may take in respect of this coronavirus may result in a period of business disruption, reduced customer traffic, and reduced operations.

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

Our officers and directors currently own approximately 57.13% of our outstanding Common Stock, and thus significant control over stockholder matters, such as election of directors, amendments to the Articles of Incorporation, and approval of significant corporate transactions. As a result, our minority stockholders will have little or no control over its affairs.

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

A significant expense is the payment of compensation to our distributors, which represented approximately 35% of net sales during 2020.  We compensate our distributors by paying commissions, bonuses, and certain awards and prizes.  Factors impacting the overall commission payout include the growth and depth of the distributor network, the distributor retention rate, the level of promotions, local promotional programs and business development agreements.  Any increase in compensation payments to distributors as a percentage of net sales will reduce our profitability.

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

Our Articles of Incorporation authorize the issuance of up to 1.4 billion shares of Common Stock and 100 million shares of preferred stock, with a par value of $0.00001 per share. As of December 31, 2020, we had 39,523,051 shares of Common Stock, 0 shares of Series A Preferred Stock and 0 shares of Series B Preferred Stock outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of Common Stock or securities convertible into our Common Stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of Common Stock being issued or a reduction in the purchase price for any such shares or both.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. MARKET INFORMATION AND HOLDERS

Market Information

Our Common Stock is quoted on the OTC Markets Group, Inc.’s “QB” tier under the symbol “NWYU.” The following is a summary of the high and low closing bid prices of our Common Stock for the periods indicated, as reported by the OTC Markets Group, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	CLOSING BID PRICE PER SHARE
	HIGH	LOW
Year ended December 31, 2020 First Quarter	$2.40	$.25
Second Quarter	$.75	$.35
Third Quarter	$.54	$.14
Fourth Quarter	$.38	$.10
Year ended December 31, 2019 First Quarter	$25.50	$7.61
Second Quarter	$22.75	$1.01
Third Quarter	$2.99	$1.01
Fourth Quarter	$2.40	$1.50
Year ended December 31, 2018 First Quarter	$9.75	$3.50
Second Quarter	$10.00	$5.00
Third Quarter	$14.25	$5.00
Fourth Quarter	$14.75	$9.35

On April 1, 2021 the closing bid price on the OTC Markets for our Common Stock was $0.1325.

Stockholders

As of December 31, 2020, there were 39,523,051 shares of Common Stock issued and outstanding, held by approximately 202 stockholders of record.

Dividends

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

·	we would not be able to pay our debts as they become due in the usual course of business; or

·	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our Articles of Incorporation.

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

Results of Operations

Revenues. For the year ended December 31, 2020, we generated revenues of $2,008,493, a decrease of $823,933 compared to December 31, 2019. The decrease was due to declining revenue generated by New You LLC as a result of a slowed economy brought about by the global Covid pandemic. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross Profit. Our gross profit for the year ended December 31, 2020 was $1,723,334, a decrease of $654,332 compared to December 31, 2019. Our gross margin percentage for the year ended December 31, 2020 was 86%, compared to 84% for the year ended December 31, 2019. The increase in gross profit generated by New You LLC is largely a result of product sales mix and the associated costs for the year.

Selling, General, and Administrative Expenses. Selling, General, and Administrative expenses for the year ended December 31, 2020 were $4,958,672, an increase of $889,508 compared to December 31, 2019. For the year ended December 31, 2020, the components of the change in Selling, General, and Administrative expenses were: (i) decrease in commission expenses; (ii) decrease in payroll expenses; (iii) decrease in other selling general and administrative expenses; and (iv) increase in stock based compensation.

	For the year ended December 31, 2020	For the year ended December 31, 2019
Staff and Overhead Expenses	$1,389,637	$1,980,058
Accounting/Legal	210,132	382,715
Commission Expense	571,335	1,028,787
Non-Cash Stock Based Compensation	2,787,568	677,604
	$4,958,672	$4,069,164

Operating Loss. We realized an operating loss of $3,235,338 for the year ended December 31, 2020 compared to $1,691,498 for the year ended December 31, 2019.

Net Loss. We incurred a net loss of $5,046,711, for the year ended December 31, 2020 compared to a net loss of $1,692,298 for the year ended December 31, 2019. The primary reason for the increase in net loss is due to decreased revenue earned, increased stock based compensation expense, finance charges including non-interest expense of $496,639, and change in fair value of derivative features embedded within certain convertible notes of $1,066,421 during the year. Management will continue to make an effort to lower operating expenses and increase revenue. We will continue to invest in further expanding our operations and a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting our name and our products. Given the fact that most of the operating expenses are fixed or have quasi-fixed character, management expects them to significantly decrease as a percentage of revenues as revenues increase.

LIQUIDITY AND CAPITAL RESOURCES

We incurred a net loss for the year ended December 31, 2020 and had an accumulated deficit of $7,167,015 at December 31, 2020. At December 31, 2020, we had a cash balance of approximately $45,102, compared to a cash balance of $1,125 at December 31, 2019. At December 31, 2020, we had a working capital deficit of $2,460,718, compared to a working capital deficit of $1,055,049 at December 31, 2019. Our existing and available capital resources are not expected to be sufficient to satisfy our funding requirements through one year from the date of this filing in the absence of share issuances or other sources of financing. See note 2 to our financial statements for the year ended December 31, 2020 and 2019.

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

Cash Flow

The following table summarizes our cash flows for the periods indicated below:

	2020	2019
Cash used in operating activities	(486,369)	(360,980)
Net Cash provided by (used in) investing activities	—	—
Cash provided by financing activities	530,346	334,795

Cash Used in Operating Activities

During the year ended December 31, 2020 cash used in operating activities of $486,369 primarily reflected our net losses for the period, adjusted by non-cash charges such as depreciation, stock-based compensation, amortization of debt discounts, as well as changes in our working capital accounts, primarily consisting of a decrease in inventory, an increase in prepaid expenses, and a decrease in accounts payable.

During the year ended December 31, 2019 cash used in operating activities of $360,980 primarily reflected our net losses for the period, adjusted by non-cash charges such as depreciation and stock-based compensation, as well as changes in our working capital accounts, primarily consisting of an increase in inventory, a decrease in prepaid expenses, and in increase in accounts payable.

Cash Used in Investing Activities

During the year ended December 31, 2020 and 2019, there was no cash used in investing activities.

Cash Provided by Financing Activities

During the year ended December 31, 2020, cash provided by financing activities was $530,346 which consisted primarily of proceeds from related party debt, issuance of notes payable, and issuance of convertible notes payable.

During the year ended December 31, 2019, cash provided by financing activities was $334,795, which consisted primarily of proceeds from related party debt and issuances of common shares for cash.

Known Trends and Uncertainties Expected to Have a Material Impact on Revenues

Our ability to continue to add and maintain Brand Partners and Customers on a consistent basis will have a material impact on revenues. We will be increasing our marketing efforts in the upcoming year. Due to this, we expect to see our customer base and number of Brand Partners to grow consistently over the next few quarters and expect those numbers to grow even more as we continue to expand our marketing efforts and add to our product portfolio. We expect to continue to see high retention rates as we continue to train our Brand Partners and provide them with a support system that promotes success and strong partnerships. Our retention rate for our Brand Partners over the last twenty-eight months (since inception) ended December 31st, 2020 is 98.5%.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

New You, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New You, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, , stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of the level 3 default put option derivatives

As described in Notes 9 and 11 to the financial statements, the Company has entered into certain debt agreements that contain default put features that may be triggered in the event the Company defaults on its convertible notes. The Company has bifurcated such default put features and recognized them as derivatives. The Company used a Monte Carlo simulation model to simulate the stock price, the default likelihood, and the default liability, in order to determine the fair value of these derivatives at inception and at year-end.

The principal considerations for our determination that performing procedures relating to evaluating the valuation of these derivatives is a critical audit matter, are that there is significant judgment by management in the determining the inputs and assumptions used in the Monte Carlo simulation model. This in turn led to high degree of auditor judgment, subjectivity and effort in performing audit procedures in evaluating audit evidence related to management’s inputs and assumptions used in the Monte Carlo simulation model. Also, the evaluation of audit evidence related to the derivative valuation required significant auditor judgment as the nature of the evidence is often subjective, and the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating evidence in connection with forming our overall audit opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating the reasonableness of management’s inputs and assumptions used in the Monte Carlo simulation model; and (ii) performing an independent recalculations of the estimated fair value of the derivatives. Professionals with specialized skills and knowledge were used to assist in the evaluation of the measurement of the Company’s estimated fair value of the derivatives.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

Costa Mesa, California
April 7, 2021

New You, Inc.
Consolidated Balance Sheets as of December 31, 2020 and 2019

	December 31, 2020	December 31, 2019

ASSETS
Current Assets:
Cash	$45,102	$1,125
Credit Card Receivable	1,952	23,715
Inventory	79,438	147,780
Prepaid Expenses and Other Current Assets	8,212	5,000
Total Current Assets	134,704	177,620

Property and Equipment, Net	20,004	25,795
Operating Lease Right of Use Asset, Net	42,380	96,310

TOTAL ASSETS	$197,088	$299,725

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accounts Payable and Other Accrued Expenses	$419,487	$471,507
Accounts Payable to Related Party	30,625	200,605
Operating Lease Liability	82,281	63,410
Related Party Debt	573,659	497,147
Notes Payable, Current	85,081	—
Convertible Notes Payable, Net of Discount of $177,798 and $0, respectively	228,202	—
Derivative Liability	1,176,087	—
Total Current Liabilities	2,595,422	1,232,669
Notes Payable, Non-current	128,877	—
Operating Lease Liabilities, Non-current	—	38,025
TOTAL LIABILITIES	2,724,299	1,270,694

COMMITMENTS AND CONTINGENCIES - SEE NOTE 5

STOCKHOLDERS’ DEFICIT
Common stock at $0.00001 par value: 1,400,000,000 and 900,000,000 shares authorized as of December 31, 2020 and December 31, 2019, respectively; 39,523,051 and 32,985,200 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	395	330
Additional Paid-in Capital	4,639,409	1,149,005
Accumulated Deficit	(7,167,015)	(2,120,304)
TOTAL STOCKHOLDERS’ DEFICIT	(2,527,211)	(970,969)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$197,088	$299,725

The accompanying notes are an integral part of the financial statements.

New You, Inc.
Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019

	For The Year Ended December 31, 2020	For The Year Ended December 31, 2019

Total Revenues	$2,008,493	$2,832,426

Cost of Goods Sold	285,159	454,760

Gross Profit	1,723,334	2,377,666

Selling, General and Administrative Expenses

Commission Expense	571,335	1,028,787
Stock Based Compensation	2,787,568	677,604
Other Selling, General and Administrative Expenses	1,599,769	2,362,773
Total Selling, General, and Administrative Expenses	4,958,672	4,069,164

Loss from Operations	(3,235,338)	(1,691,498)

Interest Expense	744,152	—
Change in Fair Value of Derivative	1,066,421	—
Net Loss Before Income Tax Expense	(5,045,911)	(1,691,498)

Income Tax Expense	800	800

Net Loss	$(5,046,711)	$(1,692,298)

Net Loss Per Common Share
- Basic and Diluted	$(0.15)	$(0.06)

Weighted Average Common Shares Outstanding
- Basic and Diluted	34,480,966	26,343,136

The accompanying notes are an integral part of the financial statements.

New You, Inc.

Consolidated Statement of Stockholders’ Deficit for the Two Years Ended December 31, 2020

	Common
	Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2018	15,974,558	$160	$126,840	(428,006)	(301,006)
Effect of reverse recapitalization transaction	10,772,587	108	(16,677)	—	(16,569)
Shares Issued Pursuant to Anti-dilution Provision	409,605	4	(4)	—	—
Sales of Common Shares	652,450	7	316,293	—	316,300
Restricted Stock Issuance - Employees	4,150,000	41	(41)	—	—
Restricted Stock Issuances – Vendors	1,026,000	10	(10)	—	—
Stock-based Compensation - Employees	—	—	469,791	—	469,791
Stock-based Compensation – Vendors	—	—	207,813	—	207,813
Cash Received for Common Shares Not Yet Issued	—	—	45,000	—	45,000
Net Loss	—	—	—	(1,692,298)	(1,692,298)
Balance as of December 31, 2019	32,985,200	$330	$1,149,005	(2,120,304)	(970,969)

Shares Issued as Default Penalty	900,000	9	449,991	—	450,000
Shares Issued in Lieu of Interest	196,721	2	21,637	—	21,639
Shares Issued as Debt Issuance Costs	50,000	1	24,999	—	25,000
Restricted Stock Issuance - Employees	150,000	1	(1)	—	—
Restricted Stock Issuances – Vendors	5,241,130	52	(52)	—	—
Stock-based Compensation - Employees			1,627,083	—	1,627,083
Stock-based Compensation – Vendors			1,160,485	—	1,160,485
Cancellation of shares	(90,000)	(1)	1	—	—
Shares Issued for Cash Received in 2019	90,000	1	(1)	—	—
Beneficial Conversion Feature in Connection with Notes Payable	—	—	206,262	—	206,262
Net Loss	—	—	—	(5,046,711)	(5,046,711)
Balance as of December 31, 2020	39,523,051	$395	$4,639,409	(7,167,015)	(2,527,211)

The accompanying notes are an integral part of the financial statements.

New You, Inc.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019

	For The Year Ended December 31, 2020	For The Year Ended December 31, 2019

Operating Activities
Net Loss	(5,046,711)	$(1,692,298)
Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Depreciation and Amortization	5,791	10,917
Amortization of Operating Lease Right of Use Assets	53,930	99,166
Other Non-cash Interest Expense	42,563
Amortization of Debt Issuance Costs	126,567	—
Change in Fair Value of Derivative Liability	1,066,421	—
Shares Issued in Connection with Notes Payable as Default Penalty	450,000	—
Shares Issued in Lieu of Interest	21,639	—
Stock-based Compensation - Employees	1,627,083	469,792
Stock-based Compensation - Vendors	1,160,485	207,813
Changes in Operating Assets and Liabilities:
Credit Card Receivable	21,763	(122,804)
Inventory	68,342	(97,918)
Due From Merger Partner	—	10,482
Prepaid Expenses and Other Current Assets	(3,212)	29,415
Accounts Payable and Accrued Expenses	(52,020)	359,453
Accounts Payable to Related Parties	(9,856)	459,043
Operating Lease Liabilities	(19,154)	(94,041)
Net Cash Used in Operating Activities	(486,369)	(360,980)

Financing Activities
Proceeds from Related Party Debt	161,100	398,000
Repayments of Related Party Debt	(244,712)	(424,505)
Issuance of Common Shares for Cash	—	316,300
Cash Received for Shares Not Yet Issued	—	45,000
Proceeds from Convertible Notes Payable, Net of Issuance Costs	400,000	—
Proceeds from Notes Payable	213,958	—
Net Cash Provided by Financing Activities	530,346	334,795
Net Increase/(Decrease) in Cash and Cash Equivalents	43,977	(26,185)
Cash and Cash Equivalents
Beginning of Period	1,125	27,310
End of Period	$45,102	$1,125

Supplemental Disclosures
Cash Paid for Interest	$93,833	$5,000
Cash Paid for Income Taxes	$800	$800

Non-cash Investing and Financing Activities:
Payroll and Other Payables to Related Parties Converted to Related Party Debt	$270,000	$412,672
Related Party Debt Adjusted Against Related Party Receivables	$109,876	$(118,692)
Recognition of Beneficial Conversion Features on Convertible Debt	$206,262	$—
Recognition of Initial Derivative Liability and Associated Debt Discount	$67,103	$—
Common Shares Issued in Connection with Convertible Note Issuance	$25,000	$—

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include estimates for future charge-backs, allowance for slow moving or obsolete inventory, stock-based compensation expense, and the fair value of the derivative liabilities.

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, accounts payable, accrued expenses, notes payable and payables to a stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the notes payable and amounts due to stockholder approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2020, which consist of convertible instruments, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. As of December 31, 2020 and 2019, the Company had no cash equivalents.

Credit Card Receivables

Credit card receivable consists of only the amount due from the credit card processing companies. There is no need for an allowance for doubtful accounts, since the system and processor make sure that the transaction is successful prior to the sale being finalized. Accordingly, no allowance was recorded as of December 31, 2020 or 2019.

Inventory

Inventory consists of finished goods and is valued at the lower of cost or net realizable value. Cost is determined using the first in first out (FIFO) method. Provision for potentially obsolete or slow-moving inventory is made based on management analysis or inventory levels and future sales forecasts.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets in accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Such impairment is recognized in the event the net book value of such assets exceeds their fair value. No impairment of long-lived assets occurred during the years ended December 31, 2020 and 2019.

Basic and Diluted Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, the Company currently does not have any common share equivalents; therefore, its basic and diluted net loss per share calculations is the same.

The following table presents the computation of basic and diluted net loss per common share:

	2020	2019
Historical Net loss per share
Numerator
Net Loss	(5,046,711)	(1,692,298)
Denominator
Weighted-average common shares outstanding	36,756,792	27,514,330
Less: Restricted weighted-average shares	(2,275,826)	(1,171,194)
Denominator for basic and diluted net loss per share	34,480,966	26,343,136
Basic and diluted net loss per share	$(0.15)	$(0.06)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	2020	2019
Restricted Stock	3,343,064	5,151,000
Convertible Notes	4,097,104	—

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

The Company and its Brand Partners agree to provide customers with a 100% satisfaction guaranteed policy that allows the customer sixty days from the sales transaction to return the product and receive a 100% refund, and one year for a Brand Partner to get a 90% refund, as long as the product remains in saleable condition and the Brand Partner or the Company have not cancelled the Brand Partner agreement. The Company records an estimate for provisions of returns and other adjustments for each shipment, which is netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. The Company has determined that the population of contracts with the Company’s customers and Brand Partners tends to be homogenous, so that review of the contracts and estimate of various revenue related adjustments can be applied to the entire population. The Company had customer returns of $63,272 for the year ended December 31, 2020 and $79,090 for the year ended December 31, 2019. The Company has not recorded a reserve for returns at December 31, 2020, or 2019 since it does not believe such returns will be material.

As of December 31, 2020, the Company did not have any in-process or prepaid sales orders or transactions that would require the recognition of a contract liability.

Cost of Revenue

Amounts recorded as cost of revenue relate to direct product costs. Such costs are recorded when the associated revenue is recognized. Our cost of revenue consists primarily of the cost of product, and the cost of product samples.

Commission Expense and Contract Acquisition Costs

The Company markets and sells its products through a multi-level marketing sales platform. Commissions are earned on product sales to Brand Partners and customers at a rate of 10% for every transaction plus a specified spread on recurring sales. Brand Partners earn a 5% commission on sales by other team members at lower levels up to nine levels below the Brand Partner. Brand Partners can earn an additional bonus for customer sales and team sales. The team bonus is $400 for each time their team bonus volume reaches a certain amount in a 30-day period. Brand Partners can also earn an initial bonus for qualifying customer purchases in the Brand Partners’ first 30 days of 20% of the transaction value.

The Company treats commission payments as costs to obtain a contract in accordance with ASC 340, “Other Assets and Deferred Costs.” Commissions are accrued upon shipment of the product to either the Brand Partner or the customer.

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses totaled $12,385 for the year ended December 31, 2020 and $12,626 for the year ended December 31, 2019.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair grant date FV of equity instruments. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. Share-based compensation expense for the year ended December 31, 2020 and 2019 was $2,787,568 and $677,604, respectively.

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

ASU 2020-06: In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

Note 2 – Going Concern

We incurred a net loss of $5,046,711 for the year ended December 31, 2020, of which $2,787,568 was related to non-cash stock based compensation, and had an accumulated deficit of $7,167,015 . At December 31, 2020, we had a cash balance of approximately $45,102, compared to a cash balance of $1,125 at December 31, 2019. At December 31, 2020, we had a working capital deficit of $2,460,718, compared to a working capital deficit of $1,047,273 at December 31, 2019.

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

Since the Company sells its products to a large number of customers, there is no receivable or revenue concentration from customers. However, as of December 31, 2020 and 2019, one credit card processor accounted for 100% of credit card receivables.

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

On March 8, 2019, pursuant to stockholder consent, our Board of Directors authorized an amendment (the "Amendment") to our Certificate of Incorporation, as amended, to (i) change the name of the Company from The Radiant Creations Group, Inc. to New You, Inc. and (ii) effect a reverse stock split of the issued and outstanding shares of our common stock, par value $0.00001, on a 1 for 50 basis (the "Reverse Stock Split"). We filed the Amendment with the Nevada Secretary of State reflecting the name change on March 27, 2019. On April 29, 2019, the Financial Industry Regulatory Authority, Inc. notified us that the Name Change and Reverse Stock Split would take effect on April 30, 2019 (the "Effective Date"). On the Effective Date, each holder of common stock received 1 share of our common stock for each 50 shares of our common stock they owned immediately prior to the Reverse Stock Split. We did not issue fractional shares in connection with the Reverse Stock Split. Fractional shares were rounded up to the nearest whole share. In addition, on the Effective Date the Company’s trading symbol changed to “RCGPD” for a period of 20 business days, after which the "D" was removed from the Company’s trading symbol and began trading under new trading symbol “NWYU.” Unless otherwise indicated, the information in these unaudited condensed consolidated financial statements gives effect to the 1-for-50 reverse stock split of the Company’s common stock, par value $0.00001 per share and name change from The Radiant Creations Group, Inc. to New You, Inc., effected on April 30, 2019.

Stock Sales

2020

During the year ended December 31, 2020, the Company issued 90,000 common shares which resulted in raising $45,000 in additional capital that was received in 2019.

2019

During the year ended December 31, 2019, the Company issued 652,450 common shares which resulted in raising $316,300 in additional capital and two investors paid a total of $45,000 for 90,000 common shares that were not issued as of December 31, 2019.

2020 Restricted Stock Grants

During the year ended December 31, 2020, the Company granted 6,111,130 common shares (of which 770,000 were cancelled in the same period) valued at $3,055,565 for employees and several consultants for services that will be provided in the future and will vest over the course of twenty-four months or twelve months based on the specific contract. The Company estimates the fair value of the shares at $0.50 per share based on the price at which the Company issued common shares for cash in 2019 and not based on the amount that shares were trading for on the OTC “Pink” market since shares were thinly traded on the market when the equity instruments were granted.

The table below summarizes the activity of the restricted stock during 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested as of December 31, 2019	3,754,750	$—
Granted	6,111,130	$0.50
Vested	(5,752,816)	$0.50
Forfeited/Cancelled	(770,000)	$0.50
Non-vested as of December 31, 2020	3,343,064	$0.50

For the year ended December 31, 2020, the compensation cost that has been charged to Stock Compensation Expense is $2,787,568. No portion of the total compensation cost was capitalized. The unrecognized compensation costs as of December 31, 2020 and 2019 is $1,766,619 and $1,902,896, respectively, which will be recognized over 0.8 years and one year respectively. The company recognizes the cost of these stocks using a straight-line method and forfeitures are recognized as they occur.

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

The Company leases a warehouse facility under a lease agreement that expires July 31, 2021. The Company does not have any significant capital leases.

The components of total lease costs are as follows:

Year Ended December 31, 2020
Operating lease cost	$74,451
Total lease cost	$74,451

Cash paid for amounts included in operating lease liabilities was $39,746 for the year ended December 31, 2020. The table below presents total operating lease ROU assets and lease liabilities as of December 31, 2020:

Year Ended December 31, 2020
Operating lease ROU assets	$42,380
Operating lease liabilities	$82,281

The table below presents the maturities of operating lease liabilities as of December 31,

2021	$83,332
2022	$—
Total Lease Payments	$83,332
Less: Discount	$(1,051)
Operating Lease Liability	$82,281

Year Ended December 31, 2020
Weighted average remaining lease term (years)	0.58
Weighted average discount rate	7%

Note 6 - Litigation and Claims

The Company may be involved in lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company’s financial statements not to be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that neither required an accrual as of December 31, 2020 or 2019, nor were there any asserted or unasserted material claims for which material losses are reasonably possible.

Note 7 – Related Party Transactions

During the year December 31, 2020 and 2019, directors and members of management provided loans to the Company or paid for various expenses of the Company. These loans contained no interest, term or due date. As of December 31, 2020, these loans had a combined balance of $523,658 for the CEO, the President, and two other board members. Total additions to these loans during the year ended December 31, 2020 were cash loan proceeds of $61,100 and deferred compensation of $270,000 transferred from accounts payable to related parties to related party debt. As of December 31, 2019, these loans had a combined balance of $497,147 for the CEO, the President, and two other board members. Total additions for the year ended December 31, 2019 were $159,975.

As of December 31, 2020 and December 31, 2019, we also owed $3,125 and $78,105 to Carlsbad Naturals, LLC (included in accounts payable to related parties), which is a principal stockholder of New You, Inc. and is owned by a principal stockholder of New You, Inc., for inventory purchases. During the years ended December 31, 2020 and December 31, 2019, we made purchases of $183,929 and $238,588, respectively, from Carlsbad Naturals, LLC. As of December 31, 2020 and December 31, 2019, we owed $27,500 and $22,500, respectively, for consulting payments to a relative of the CEO.

During the year ended December 31, 2020, the Company received loan proceeds of $100,000 from a related party pursuant to a promissory note with a maturity date of April 7, 2020 and interest of $5,000 per month. If the Company defaults on the loan, the note’s terms require the Company to issue default shares of 100,000 each time the Company is late on its interest payment, 250,000 shares if it is late on principal repayment, and 100,000 shares each subsequent month that repayment has not occurred. The amount of the foregoing shares is doubled if the stock price falls below $1.00, and may also increase significantly if the Company’s outstanding common shares exceed 40,000,000.In addition, the Company will incur a 15% charge each year that repayment has not occurred. The terms also lay out a blanket lien on all assets of New You, Inc. including all the shares of New You LLC., all the assets of New You LLC and all shares of any acquired companies in the future as well as all of their assets. Further, the note requires that the full balance be repaid in order for a change in control to be consummated. During the year ended December 31, 2020, the amount of penalty shares issued was doubled due to the stock price falling below $1.00. In total, the Company issued a total of 900,000 shares to the related party during the year ended December 31, 2020 per the agreement: 500,000 shares due to late repayment of the note, and 400,000 shares due to late payment of two months of interest payments. A total of $75,000 has been repaid, including $25,000 in interest and $50,000 in principal during the year ended December 31, 2020. Interest payments are now $2,500 per month.

The Company leases and pays for a warehouse facility where it shares space with Carlsbad Naturals, LLC. In exchange, Carlsbad Naturals, LLC leases and pays for an office facility where it shares space with the Company. As a result of this arrangement, the Company has recorded rent expense in the accompanying statements of operations for the lease that it is responsible for paying.

During the first five months of 2019, along with the months of April, May, June, and July 2020, all credit card receivable payments were processed through the bank account of one of the founding members due to the frequent bank account changes that were occurring with the Company’s accounts. All funds received into the founder’s bank account were transferred directly to the Company’s account on a weekly basis and have been accounted for. Between May 31, 2019 and April 4, 2020 and after July 31, 2020, all credit card receivables were deposited by the credit card processor directly into the Company’s bank account. The balance due from the related party at December 31, 2020 was $0.

During the year ended December 31, 2019, the Company received two loans from a board member’s family member in the amount of $100,000 each for a total of $200,000 which were paid in full prior to year-end. A total of $5,000 was paid in interest for the loans during the year ended December 31, 2019.

The Company leases and pays for a warehouse facility where it shares space with Carlsbad Naturals, LLC. In exchange, Carlsbad Naturals, LLC leases and pays for an office facility where it shares space with the Company. As a result of this arrangement, the Company has recorded rent expense in the accompanying statements of operations for the lease that it is responsible for paying.

Note 8 – Notes Payable

In April 2020, the Company’s subsidiary received a non-interest bearing advance from the Small Business Administration under the Emergency Injury Disaster Loan program of $10,000. All or a portion of this loan may be forgiven if the Company satisfies certain criteria.

In May, 2020, the Company’s subsidiary received a Paycheck Protection Program loan in the amount of $103,958. The monthly payments on the note are deferred for a period of 6 months and the notes bear interest of 1%. Monthly payments of $5,850 will begin on December 21, 2021; however all or a portion of this loan may be forgiven if the Company satisfies certain criteria as follows:

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

In July 2020, the Company’s subsidiary received a second Paycheck Protection Program loan in the amount of $100,000.The monthly payments on the note are deferred for a period of 6 months and the notes bear interest of 1%. Monthly payments of $5,628 will begin on January 1, 2021. The proceeds of the requested PPP Loan may be used only for business purposes permitted under the Paycheck Protection Program, including permitted payroll costs and benefits, interest on business mortgage obligations incurred before February 15, 2020, rent under a lease entered into before February 15, 2020 and utilities for which service began before February 15, 2020. Loan forgiveness will be provided for the sum of documented payroll costs, covered mortgage interest payments, covered rent payments, and covered utilities, and not more than 25% of the forgiven amount may be for non-payroll costs.

Note 9 – Convertible Debt

As of December 31, 2020, the Company owed $406,000 in principal (before a debt discount of $177,798) and $9,549 in accrued interest (included in accounts payable and accrued expenses) on its outstanding convertible promissory notes. As of December 31, 2019, the Company did not have any outstanding convertible promissory notes.

	December 31, 2020	December 31, 2019
Principal	$406,000	$—
Debt discount	(177,798)	—
Total Principal	$228,202	$—

Note 1 - During the year ended December 31, 2020, the Company received loan proceeds of $125,000 pursuant to a promissory note (“First Convertible Note”), with a maturity date of June 15, 2020 and interest of $4,167 per month. The note’s terms required that the Company issue 50,000 common shares, and allowed the note holder to convert the note into common shares at a conversion price of $0.50 per share. This note was not paid off as of December 31, 2020. The Company is still making the agreed upon interest payments of $4,167 per month and there are no penalties for not paying the note off by its maturity date. As of December 31, 2020, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 250,000.

Note 2 - On June 17, 2020, the Company received $85,000 in loan proceeds, which is net of $3,000 in debt issuance costs, pursuant to a loan agreement (“Second Convertible Note”), with a maturity date of June 17, 2021 and an interest rate of 8% per annum from the date of issuance until maturity date. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the full amount is paid. Upon certain events of default, the Company would be obligated to pay cash equal to the greater of (i) 150% of the outstanding principal and interest, and (ii) the highest closing price of the Company’s common stock from the date of first default to the date of payment, multiplied by the number of shares that would be issued if the outstanding principal and interest were converted at 61% of the lowest closing price in the last 20 trading days prior to the date of payment. The holder may convert the note to common shares starting 180 days after the issuance date at a conversion price equal to 61% of the lowest trading price in the last 20 trading days. The Company is required to reserve three (6) times the number of shares necessary for the issuance of common stock upon conversion. As of December 31, 2020, the Company owed $88,000 in principal and $3,882 in accrued interest on the note. As of December 31, 2020, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 1,552,856.

Note 3 - On July 20, 2020, the Company received $40,000 in loan proceeds, which is net of $3,000 in debt issuance costs, pursuant to a loan agreement (“Third Convertible Note”), with a maturity date of July 20, 2021 and an interest rate of 8% per annum from the date of issuance until maturity date. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the full amount is paid. Upon certain events of default, the Company would be obligated to pay cash equal to the greater of (i) 150% of the outstanding principal and interest, and (ii) the highest closing price of the Company’s common stock from the date of first default to the date of payment, multiplied by the number of shares that would be issued if the outstanding principal and interest were converted at 61% of the lowest closing price in the last 20 trading days prior to the date of payment. The holder may convert the note to common shares starting 180 days after the issuance date at a conversion price equal to 61% of the lowest trading price in the last 20 trading days. The Company is required to reserve three (6) times the number of shares necessary for the issuance of common stock upon conversion. As of December 31, 2020, the Company owed $43,000 in principal and $1,574 in accrued interest on the note. As of December 31, 2020, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 753,314

Note 4 – On November 18, 2020, the Company entered into a Secured Promissory Note (“Fourth Convertible Note”) with a third party, receiving $150,000 in loan proceeds. The Note matures on May 18, 2021 and accrues interest at 2% per month. The Noteholder may convert any portion of the debt into shares of common stock of the Company at $0.10 USD per share or 30% discount to the 5 day VWAP on the day of conversion. In addition to the monthly interest, the Company agreed to transfer 100,000 shares of common stock to the Noteholder. In the event that Company fails to make any payment of principal and/or interest within ten (10) calendar days of the due date for the same, then in addition to such payment due, the Company is obligated to pay a late payment charge to the Noteholder in the amount of five percent (5%) of the delinquent principal and/or interest payment. As of December 31, 2020, the Company owed $150,000 in principal and $4,093 in accrued interest on the note. As of December 31, 2020, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 2,839,277.

Note 10 – Beneficial Conversion Feature

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

The effective conversion prices were compared to the market prices on the dates of each convertible note and they were deemed to be less than the inception date fair value of the underlying common stock for the Second Convertible Note. The Company recognized a debt discount as a reduction (contra-liability) to the Second and Fourth Convertible Notes with an increase to paid in capital. The debt discounts are being amortized over the life of the notes.  The Company recognized financing costs for charges by the lender for original issue discounts and other applicable administrative costs, normally withheld from proceeds, which are being amortized as finance costs over the life of the loan. As of December 31, 2020 and 2019, the unamortized beneficial conversion feature associated with our convertible notes was $140,261 and $0, respectively.

Note 11 - Derivatives and Fair Value

The Company assessed its convertible notes for purposes of determining the associated embedded default derivatives. The Company relied on ASC 820-10-35-37 Fair Value in Financial Instruments and ASC 815 Accounting for Derivative Instruments and Hedging Activities. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any.

During the year ended December 31, 2020, the Company had convertible notes payable outstanding in which the conversion rate was variable and undeterminable. The Company determined that the embedded conversion options met the definition of a derivative. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable. The debt discounts are being amortized over the life of the notes.  The Company recognized financing costs for charges by the lender applicable administrative costs, normally withheld from proceeds, which are being amortized as finance costs over the life of the loan.

Accordingly, the Company recognized that a derivative liability in connection with such instruments for the year ended December 31, 2020 exists; however, the Company determined that there was no active market for the Company’s common stock and because of this lack of liquidity and market value, the Company did not record the derivative liabilities associated with the conversion features in its convertible notes.

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

Fair Value

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value:  Level 1  – Quoted prices in active markets for identical assets or liabilities;  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and  Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes.  At December 31, 2017 and 2016, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  At the date of the original transaction, we valued the convertible note that contains down round provisions using a Black-Scholes model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior.  ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value:  Level 1  – Quoted prices in active markets for identical assets or liabilities;  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and  Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes.  At December 31, 2020, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Note	Issue Date	Maturity Date	Term Remaining	Derivative Value at Issuance (Level 3)	Change in Derivative Value (Level 3)	Derivative Value at 12/31/20 (Level 3)
Second Convertible Note	6/17/2020	6/17/2021	.46	$27,103	$798,063	$825,166
Third Convertible Note	7/20/2020	7/20/2021	.55	82,563	268,358	350,921
Totals:				$109,666	$1,066,421	$1,176,087

Valuation of the default derivative liability involves subjective judgments and requires forecasting future stock price movement and estimating the probability of default and the amount of time that passes between the date of default and the date of settlement. The following table summarizes the significant assumptions used to estimate the fair value of the default liability:

	At issuance	At 12/31/20
Default probability	5% to 30%	50%
Volatility	306.4% to 310.1%	357.8% to 363.3%
Risk free rate	1.62%	0.08% to 0.09%

The Company used a Monte Carlo model that values the embedded default derivatives based on simulating the stock price, the default likelihood, and the default liability.

Note 12 – Income Taxes

The Company incurred no deferred tax expense during the years ended December 31, 2020 and 2019. The components of deferred tax assets and liabilities are:

	December 31, 2020	December 31, 2019

Deferred income tax assets:
Net operating loss carryforwards	$558,782	$284,193
Lease liability	12,503	—
Stock-Based Compensation	969,680	189,618
	1,540,965	473,811
Less: valuation allowance	(1,527,314)	(473,529)
Total deferred income tax assets	13,651	282

Deferred income tax liabilities:
Right of use asset	(11,860)	—
Depreciation and amortization	(1,791)	(282)
Total deferred income tax liabilities	(13,651)	(282)

Net deferred tax assets/(liabilities)	$—	$—

For the years ended December 31, 2020 and 2019, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

	December 31, 2020	December 31, 2019
U.S. Federal Statutory Income Tax Rate	$(1,059,641)	$(355,383)
State income tax, net of federal benefit	(352,386)	(117,346)
Meals and entertainment	397	—
Non-deductible interest	104,294	—
Mark-to-market on derivative liability	232,887	—
Debt discounts	21,170	—
Other	294	—
	(1,052,985)	(472,729)
Change in valuation allowance	1,053,785	473,529
Income Tax Expense	$800	$800

As of December 31, 2020, the Company had federal and state net operating loss carryforwards of approximately $1,996,820 and $1,996,820, respectively. The Company’s federal net operating losses may be carried forward indefinitely, and its state net operating losses will begin to expire in 2039. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred through the period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, management has determined to record a full valuation allowance on its deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

The Company is subject to U.S. federal income tax as well as income tax in various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state agencies for the years ended December 31, 2015 through December 31, 2020.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, was enacted March 27, 2020. Among the business provisions, the CARES Act provided for various payroll tax incentives, changes to net operating loss carryback and carryforward rules, business interest expense limitation increases, and bonus depreciation on qualified improvement property. Additionally, the Consolidated Appropriations Act of 2021 was signed on December 27, 2020 which provided additional COVID relief provisions for businesses. The Company has evaluated the impact of both the Acts and has determined that any impact is not material to its financial statements.

Note 13 – Subsequent Events

The Company has evaluated subsequent events through April 7, 2021, which is the date the financial statements were issued. The Company has determined that there were no subsequent events which required recognition or disclosure in the financial statements.

On February 23, 2021, the Company issued 70,000 shares of common stock at $0.05 per share with a value of $3,500 were issued as a finder’s fee for potential debt issuances in the future.

On March 11, 2021, we entered into a Letter of Intent with ST Brands, Inc., a Wyoming corporation (“ST”). The LOI outlines the terms for a potential merger or share exchange agreement (the “Potential Acquisition”) under which we will acquire all of the issued and outstanding common stock of ST in exchange for our issuance, on a pro rata basis to the stockholders of ST, of new shares of our preferred stock having the right to convert to the cumulative equivalent of ninety percent (90%) of our issued and outstanding share capital. The LOI contemplates that our existing business and assets will remain and continue under the Company’s legal ownership following the closing of the Potential Acquisition.

During March 2021, the Company issued an aggregate of 3,725,345 shares of common stock in satisfaction of principal and interest on two convertible notes payable. The Company will record the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

The Potential Acquisition is subject to various conditions and contingencies, including the satisfactory completion of due diligence by both parties and ST’s ability to furnish audited consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report at the reasonable assurance level.

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

Remediation of Previous Material Weaknesses

We have implemented and will continue to implement a number of measures to address the Material Weaknesses identified as of December 31, 2020. We plan on updating internal policies and procedures and create an effective control environment, add outside consultants, as needed to bolster technical accounting needs, and ass more personnel, as needed to segregate duties.

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

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Position
Ray Grimm, Jr.	75	Chief Executive Officer, Chairman of the Board, and Director
Nish Mehta	54	Director
Greg Montoya	57	President
James Sinkes	36	Chief Accounting Officer

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

For the Fiscal Year ended December 31, 2020
Name and Principal Position Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ray Grimm, Jr. - Chief Executive Officer		$200,000	$—	$—	$—	$—	$70,000	$—	$270,000
Greg Montoya - President	$	---	—	---	—	—	—	—	$-0-
James Sinkes - Chief Accounting Officer		$27,873	—	75,000	—	—	—	—	$102,873
		$227,873	$—	$75,000	$—	$—	$70,000	$—	$372,873

					Non-Equity Incentive Plan Compensation ($)	Deferred Compensation Earnings ($)
For the Fiscal Year ended December 31, 2019
Name and Principal Position Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)			All Other Compensation ($)	Total ($)
Ray Grimm, Jr. - Chief Executive Officer	$180,000	$—	$—	$—	$—	$52,500	$—	$232,500
Greg Montoya - President	60,000	—	540,000	—	—	—	—	$600,000
James Sinkes - Chief Accounting Officer	$73,866	—	50,000	—	—	—	—	$123,866
	$313,866	$—	$590,000	$—	$—	$52,500	$—	$956,366

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Outstanding Equity Awards at December 31, 2020

Option Awards	Stock Awards

									Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)			Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
Number of Securities Underlying Unexer- cised Options (#) Unexer- cisable (c)

Number of Securities Underlying Unexer- cised Options (#) Exercisable (b)

				Option Exercise Price ($) (e)	Option Expiration Date (f)

Name (a)

James Sinkes	—	—	—	—	—	50,000		$25,000	—	—
Greg Montoya	—	—	—	—	—	---	$	---	—	—
Nish Mehta	—	—	—	—	—	---	$	---	—	—

Compensation of Directors

Name and Principal Position Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	None-Equity Incentive Plan Compensation ($)	Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
Ray Grimm, Jr. - Chairman	$—	$—		$—	$—	$—	$70,000	$—	$70,000
Nish Mehta - Board Member	—	—		---	—	—	200,000	—	$200,000
	$—	$—	$	---	$—	$—	$270,000	$—	$270,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of December 31, 2020 by (1) each stockholder who is known by us to beneficially own more than 5% of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table above, and (4) all of our directors and executive officers as a group.

Title of class	Name and address of beneficial owner(1)	Amount of beneficial ownership	Percent of class
Current Executive Officers & Directors:
Common Stock	Ray Grimm, Jr. P.O. Box 8501 Rancho Santa Fe, CA 92067	10,641,107	40.95%
Common Stock	Greg Montoya 3246 Grey Hawk Carlsbad, CA 92010	1,080,000	4.16%
Common Stock	James Sinkes 4305 Saddlehorn Way Oceanside, CA 92057	260,000	1.00%
Common Stock	Nish Mehta 8152 Run of the Knolls San Diego, CA 92127	2,864,691	11.02%
Common Stock Total of All Current Directors and Officers:		14,845,798	57.13%

More than 5% Beneficial Owners
Common Stock	Jared Berry 701 Palomar Airport Rd., Ste. 300 Carlsbad, CA 92010	11,141,107(2)	42.87%

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

(2)  Consists of 6,778,210 shares held by Mr. Berry and 4,362,897 shares held in the name of Carlsbad Naturals, Inc.

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

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described below, during the past two fiscal years, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5% of our outstanding Common Stock or their family members, that exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years:

1.	During 2020 and 2019, a director, a founder, the President, and the CEO loaned or paid for various expenses of the Company. These loans contained no interest, term or due date. As of December 31, 2020, these loans had a balance of $220,503, $75,000, $10,000 and $218,156 for the director, a founder, the President, and CEO, respectively.

2.	The Company leases and pays for a certain business facility on behalf of Carlsbad Naturals, LLC, a related party in exchange for the Company using a lease that Carlsbad Naturals, LLC pays for on behalf of the Company, the “Related Party Lease.” As a result of this arrangement, the Company has recorded the lease and rental expense in the accompanying statement of operations. The Company’s rent expense for the year ended December 31, 2019 was $69,296, and $74,451 for the year ended December 31, 2020 and is included in general and administrative expense on the accompanying statement of operations. Carlsbad Naturals, LLC is a stockholder of the Company. Another stockholder of New You Inc., Jared Berry, has controlling interest in Carlsbad Naturals, LLC.

4.	On January 9, 2019, we acquired one hundred percent (100%) of the outstanding membership interests in our current operating subsidiary, New You LLC, under a Share Exchange Agreement. Pursuant to the Share Exchange Agreement, we issued 15,974,558 shares of common stock to the former members of New You LLC. The members of New You LLC included our current CEO, Ray Grimm, Jr., and certain other affiliates of the Company.

5.

The Company purchases product from Carlsbad Naturals, LLC, which is owned by a stockholder of the Company. Drops, Drops For Pets, Energy FX, Sleep FX are manufactured by Carlsbad Naturals, LLC. The total amount of inventory purchased for the year ended December 31, 2020 was $183,929.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The NASDAQ Stock Market, Inc., we do have any independent directors.

The Board currently does not have any separately designated standing committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2020 by Marcum LLP:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit Fees	$159,562	$152,440
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$159,562	$152,440

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

Date: April 7, 2021	NEW YOU, INC.
	By:	/S/ Ray Grimm, Jr. Ray Grimm, Jr. Principal Executive Officer

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

Name	Title	Date
/S/ Ray Grimm, Jr. Ray Grimm, Jr.	Principal Executive Officer and Chairman	April 7, 2021
/S/ James Sinkes James Sinkes	Principal Financial Officer	April 7, 2021
/S/ Nish Mehta Nish Mehta	Director	April 7, 2021

