Form 10-Q
period 2021-03-31
New You, Inc.
filed 2021-05-24
CIK 1372184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

(866) 611-4694

(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
n/a	n/a	n/a

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," “smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes ☒No

As of May 24, 2021, there were 49,954,976 shares of the Registrant's common stock.

1

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

New You, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$19,196	$45,102
Credit Card Receivable	4,039	1,952
Inventory	79,239	79,438
Loan Receivable	25,000	—
Prepaid Expenses and Other Current Assets	8,212	8,212
Total Current Assets	135,686	134,704
Property and Equipment, Net	18,557	20,004
Operating Lease Right of Use Asset, Net	24,440	42,380

TOTAL ASSETS	$178,683	$197,088

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accounts Payable and Other Accrued Expenses	$415,848	$419,487
Accounts Payable to Related Parties	58,135	30,625
Notes Payable, Current	180,185	85,081
Convertible Notes Payable, net of $156,186 and $177,798 discount, respectively	197,314	228,202
Derivative Liability	264,944	1,176,087
Operating Lease Liability, Current	70,816	82,281
Related Party Debt	596,159	573,659
Total Current Liabilities	1,783,401	2,595,422

Non-current Liabilities:
Notes Payable, Noncurrent	33,773	128,877
Total Non-current Liabilities	33,773	128,877
TOTAL LIABILITIES	1,817,174	2,724,299

COMMITMENTS AND CONTINGENCIES - SEE NOTE 9
STOCKHOLDERS’ DEFICIT
Common stock at $0.00001 par value: 1,400,000,000 shares authorized; 43,318,396 and 39,523,051 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	433	395
Additional Paid-in Capital	6,405,591	4,639,409
Accumulated Deficit	(8,044,515)	(7,167,015)
TOTAL STOCKHOLDERS' DEFICIT	(1,638,491)	(2,527,211)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$178,683	$197,088

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

New You, Inc.
Condensed Consolidated Statements of Operations

	For The Three Months Ended
	March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue	$333,653	$531,522
Cost of Goods Sold	59,250	81,842
Gross Profit	274,403	449,680

Selling, General and Administrative Expenses
Commission Expense	83,123	147,689
Stock Based Compensation	1,801,619	764,916
Other	288,591	469,078
Total Selling, General and Administrative Expenses	2,173,333	1,381,683
(Loss) Income from Operations	(1,898,930)	(932,003)

Interest Expense	253,624	31,933
Change in Fair Value of Derivative	(1,275,854)	—
Net (Loss) Income before Income Tax Expense	(876,700)	(963,936)

Income Tax Expense	800	800
Net (Loss) Income	$(877,500)	$(964,736)

Net (Loss) Income Per Common Share
- Basic and Diluted	$(0.02)	$(0.03)

Weighted Average Common Shares Outstanding
- Basic and Diluted	40,780,981	27,809,200

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

New You, Inc.
Condensed Consolidated Statement of Shareholders’ Deficit

For the Three Months Ended March 31, 2021

(Unaudited)

	Common				Total Stockholders' Deficit
	Shares	Par Value	Additional Paid in Capital	Accumulated Deficit
Balance as of December 31, 2020	39,523,051	$395	$4,639,409	$(7,167,015)	$(2,527,211)
Stock-based Compensation - Employees	-	-	53,125	-	53,125
Stock-based Compensation - Consultants	70,000	1	1,748,493	-	1,748,494
Re-characterization of beneficial conversion feature upon derivative treatment of notes payable			(150,000)	-	(150,000)
Shares Issued Upon Conversion of Notes Payable and Interest	3,725,345	37	114,564	-	114,601
Net Loss	-	-	-	(877,500)	(877,500)
Balance as of March 31, 2021	43,318,396	$433	$6,405,591	$(8,044,515)	$(1,638,491)

New You, Inc.
Condensed Consolidated Statement of Shareholders’ Deficit

For the Three Months Ended March 31, 2020

(Unaudited)

	Common
	Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2019	32,985,200	$330	$1,149,004	$(2,120,304)	$(970,970)
Stock-based Compensation - Employees	-	-	518,750	-	518,750
Stock-based Compensation - Consultants	458,000	5	246,161	-	246,166
Shares Issued in Connection with Note Payable Issuance	50,000	-	25,000	-	25,000
Net Loss	-	-	-	(964,736)	(964,736)
Balance as of March 31, 2020	33,493,200	$335	$1,938,915	$(3,085,040)	$(1,145,790)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

New You, Inc.
Condensed Consolidated Statements of Cash Flows

	For The Three Months Ended	For The Three Months Ended
	March 31,	March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Operating Activities
Net (Loss) Income	$(877,500)	$(964,736)
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	1,447	1,663
Amortization of Operating Lease Right of Use Asset	17,940	2,045
Amortization of Debt Discount	83,713	13,600
Other Non-cash Interest Expense	139,711	—
Change in Fair Value of Derivative	(1,275,854)	—
Stock-based Compensation – Employees	53,125	518,750
Stock-based Compensation - Consultants	1,748,493	246,166
Changes in Operating Assets and Liabilities:
Credit Card Receivable	(2,087)	17,055
Inventory	200	59,377
Prepaid Expenses and Other Current Assets	—	(8,483)
Accounts Payable and Other Current Liabilities	(3,640)	(26,887)
Accounts Payable to Related Parties	95,011	(46,020)
Operating Lease Liabilities	(11,465)	(2,530)
Net Cash (Used in) Provided by Operating Activities	(30,906)	(190,000)

Investing Activities
Issuance of Loan Receivable	(25,000)	—
Net Cash (Used in) Provided by Operating Activities	(25,000)	—
Financing Activities
Proceeds from Related Party Debt	—	109,000
Repayments of Related Party Debt	(45,000)	(44,000)
Proceeds from Convertible Notes, Net of Issuance Costs	75,000	125,000
Net Cash Provided by (Used in) Financing Activities	30,000	190,000
Net Increase (Decrease) in Cash	(25,906)	—
Cash, Beginning of Period	45,102	1,125
Cash, End of Period	$19,196	$1,125
Supplemental Disclosures
Cash Paid for Interest	$26,500	$18,333
Cash Paid for Income Taxes	$800	$800
Non-cash Investing and Financing Activities:
Payroll and Other Payables to Related Parties Converted to Related Party Debt	$67,500	$67,500
Shares Issued Upon Conversion of Notes Payable and Interest	$114,601	$—
Shares Issued in Connection with Note Payable Issuance	$—	$25,000

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

These unaudited condensed consolidated financial statements do not include all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the more detailed audited financial statements of New You, Inc. for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K.

The results for the three months ended March 31, 2021 and 2020 are not necessarily indicative of results to be expected for a full year, any other interim periods, or any future year or period.

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

Basic and Diluted Net Loss and Income Per Share

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

The following table presents the computation of basic and diluted net loss or income per common share:

	For The Three Months Ended March 31,
	2021	2020
Historical net loss per share
Numerator
Net loss	(877,500)	(964,736)
Denominator
Weighted-average common shares outstanding	40,780,981	33,190,726
Less: Weighted-average restricted shares	—	(5,381,526)
Denominator for basic and diluted net loss per share	40,780,981	27,809,200
Basic and diluted net loss per share	$(0.02)	$(0.03)

Potentially dilutive securities that are not included in the calculation of diluted net loss or income per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	For The Three Months Ended March 31,
	2021	2020
Restricted Stock	—	5,366,538
Convertible Notes	4,868,029	—

Recently Issued Accounting Pronouncements

FASB ASU No. 2019-12 Income Taxes - In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company has adopted this guidance as of its first quarter ended March 31, 2021. Such adoption did not have an impact to the Company’s financial position, results of operations, or cash flows.

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

Note 2 – Going Concern

We incurred a net loss of $877,500 for the three months ended March 31, 2021 and had an accumulated deficit of $8,404,515. At March 31, 2021, we had a cash balance of $19,196 and a working capital deficit of $1,647,715.

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

Since the Company sells its products to a large number of customers, there is no receivable or revenue concentration from customers. However, as of March 31, 2021 and 2020, one credit card processor accounted for 100% of credit card receivables.

The Company also made purchases from and has accounts payable to Carlsbad Naturals, LLC as described in Note 10.

Note 4 – Loan Receivable

During the three months ended March 31, 2021, and prior to an Exchange Agreement entered into on May 3, 2021, the Company loaned $25,000 to ST Brands. (See Note 12.) The loan is non-interest bearing and payable upon demand. As of March 31, 2021 and December 31, 2020, the balance was $25,000 and $0, respectively.

Note 5 – Equity

Restricted Stock Grants

The Company estimated the fair value of restricted stock grants at $0.50 per share based on the price at which the Company issued common shares for cash in 2019 and not based on the amount that shares were trading for on the OTC “Pink” market since shares were thinly traded on the market from August 2019 to March 31, 2021 when the equity instruments were granted. There were no grants of restricted stock to employees or consultants during the first quarter of 2021.

The table below summarizes the activity of the restricted stock during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Fair Value per Share
Non-vested as of January 1, 2021	3,343,064	$0.50
Granted	70,000	0.50
Vested	(3,413,064)	0.50
Forfeited	—	—
Non-vested as of March 31, 2021	—	$0.50

For the three months ended March 31, 2021 the compensation costs include $1,801,619 of stock based compensation. No portion of the total compensation cost was capitalized. The unrecognized compensation costs as of March 31, 2021 is $0. The Company recognized stock based compensation expense using the straight line method and forfeitures are recognized as they occur. During the three months ended March 31, 2021, the Company wrote off the balance of unamortized, non-vested restricted stock because the Board modified the terms of the grants to accelerate vesting. As a result, all outstanding share grants had fully vested as of March 31, 2021.

Note 6 – Commitments and Contingencies

Operating Lease Commitments

The Company leases a warehouse facility under a lease agreement that expires July 31, 2021. The Company does not have any significant capital leases.

The components of total lease costs are as follows:

Three Months Ended March 31, 2021
Operating lease cost	$18,613
Total lease cost	$18,613

Cash paid for amounts included in operating lease liabilities was $12,138 for the three months ended March 31, 2021. The table below presents total operating lease ROU assets and lease liabilities as of March 31, 2021:

Operating lease ROU assets	$24,440
Operating lease liabilities	$70,816

The table below presents the maturities of operating lease liabilities as of March 31,

2021	$71,193
2022	$—
Total Lease Payments	$71,193
Less: Discount	$(377)
Operating Lease Liability	$70,816

Three Months Ended March 31, 2021
Weighted average remaining lease term (years)	0.33
Weighted average discount rate	7%

Litigation and Claims

The Company may be involved in lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company’s financial statements not to be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of March 31, 2021 or 2020, nor were there any asserted or unasserted material claims for which material losses are reasonably possible.

Note 7 – Notes Payable

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

In July, 2020, the Company’s subsidiary received a Paycheck Protection Program loan in the amount of $100,000.The monthly payments on the note are deferred for a period of 6 months and the notes bear interest of 1%. Monthly payments of $5,628 will begin on January 1, 2021. The proceeds of the requested PPP Loan may be used only for business purposes permitted under the Paycheck Protection Program, including permitted payroll costs and benefits, interest on business mortgage obligations incurred before February 15, 2020, rent under a lease entered into before February 15, 2020 and utilities for which service began before February 15, 2020. Loan forgiveness will be provided for the sum of documented payroll costs, covered mortgage interest payments, covered rent payments, and covered utilities, and not more than 25% of the forgiven amount may be for non-payroll costs.

During the three months ended March 31, 2021, directors and members of management converted deferred payroll to related party debt in the amount of $67,500. As of December 31, 2020, the balance includes loans to the Company or various expenses paid for on behalf of the Company. These loans contained no interest, term or due date. As of March 31, 2021, these loans and deferred payroll had a combined balance of $549,159 for the CEO, the President, and two other board members. See Note 10.

Note 8 – Convertible Debt

As of March 31, 2021, the Company owed $353,500 in principal (before a debt discount of $156,186 and $13,250 in accrued interest (included in accounts payable and accrued expenses) on its outstanding convertible promissory notes. As of December 31, 2020, the Company owed $406,000 in principal (before a debt discount of $177,798) and $9,549 in accrued interest.

	March 31, 2021	December 31, 2020
Principal	$353,500	$406,000
Debt discount	(156,186)	(177,798)
Total Principal	$197,314	$228,202

Note 1 - On January 2, 2020, the Company received loan proceeds of $125,000 pursuant to a promissory note (“First Convertible Note”), with a maturity date of June 15, 2020 and interest of $4,167 per month. The note’s terms required that the Company issue 50,000 common shares, and allowed the note holder to convert the note into common shares at a conversion price of $0.50 per share. This note was not paid off as of March 31, 2021. The Company is still making the agreed upon interest payments of $4,167 per month and there are no penalties for not paying the note off by its maturity date. As of March 31, 2021, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 250,000.

Note 2 - On June 17, 2020, the Company received $85,000 in loan proceeds, which is net of $3,000 in debt issuance costs, pursuant to a loan agreement (“Second Convertible Note”), with a maturity date of June 17, 2021 and an interest rate of 8% per annum from the date of issuance until maturity date. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the full amount is paid. Upon certain events of default, the Company would be obligated to pay cash equal to the greater of (i) 150% of the outstanding principal and interest, and (ii) the highest closing price of the Company’s common stock from the date of first default to the date of payment, multiplied by the number of shares that would be issued if the outstanding principal and interest were converted at 61% of the lowest closing price in the last 20 trading days prior to the date of payment. The holder may convert the note to common shares starting 180 days after the issuance date at a conversion price equal to 61% of the lowest trading price in the last 20 trading days. The Company is required to reserve three (6) times the number of shares necessary for the issuance of common stock upon conversion. During the three months ended March 31, 2021, the Company issued 2,292,012 common shares for a value of $91,520, satisfying the balance of principal and accrued interest on the Note.

Note 3 - On July 20, 2020, the Company received $40,000 in loan proceeds, which is net of $3,000 in debt issuance costs, pursuant to a loan agreement (“Third Convertible Note”), with a maturity date of July 20, 2021 and an interest rate of 8% per annum from the date of issuance until maturity date. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the full amount is paid. Upon certain events of default, the Company would be obligated to pay cash equal to the greater of (i) 150% of the outstanding principal and interest, and (ii) the highest closing price of the Company’s common stock from the date of first default to the date of payment, multiplied by the number of shares that would be issued if the outstanding principal and interest were converted at 61% of the lowest closing price in the last 20 trading days prior to the date of payment. The holder may convert the note to common shares starting 180 days after the issuance date at a conversion price equal to 61% of the lowest trading price in the last 20 trading days. The Company is required to reserve three (6) times the number of shares necessary for the issuance of common stock upon conversion. During the three months ended March 31, 2021, the Company issued 1,433,333 common shares for a value of $44,720, satisfying the balance of principal and accrued interest on the Note.

Note 4 – On November 18, 2020, the Company entered into a Secured Promissory Note (“Fourth Convertible Note”) with a third party, receiving $150,000 in loan proceeds. The Note matures on May 18, 2021 and accrues interest at 2% per month. The Noteholder may convert any portion of the debt into shares of common stock of the Company at $0.10 USD per share or 30% discount to the 5 day VWAP on the day of conversion. In addition to the monthly interest, the Company agreed to transfer 100,000 shares of common stock to the Noteholder. In the event that Company fails to make any payment of principal and/or interest within ten (10) calendar days of the due date for the same, then in addition to such payment due, the Company is obligated to pay a late payment charge to the Noteholder in the amount of five percent (5%) of the delinquent principal and/or interest payment. As of March 31, 2021, the Company owed $150,000 in principal and $13,026 in accrued interest on the note. As of March 31, 2021, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 2,717,100.

Note 5 – On March 18, 2021, the Company received $75,000 in loan proceeds, which is net of $3,500 in debt issuance costs, pursuant to a loan agreement (“Fifth Convertible Note”), with a maturity date of March 18, 2022 and an interest rate of 8% per annum from the date of issuance until maturity date. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the full amount is paid. Upon certain events of default, the Company would be obligated to pay cash equal to the greater of (i) 150% of the outstanding principal and interest, and (ii) the highest closing price of the Company’s common stock from the date of first default to the date of payment, multiplied by the number of shares that would be issued if the outstanding principal and interest were converted at 61% of the lowest closing price in the last 20 trading days prior to the date of payment. The holder may convert the note to common shares starting 180 days after the issuance date at a conversion price equal to 61% of the lowest trading price in the last 20 trading days. The Company is required to reserve three (6) times the number of shares necessary for the issuance of common stock upon conversion. As of March 31, 2021, the Company owed $78,500 in principal and $224 in accrued interest on the Note. As of March 31, 2021, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 2,150,928.

Note 9 – Beneficial Conversion Feature

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

The effective conversion prices were compared to the market prices on the dates of each convertible note and they were deemed to be less than the inception date fair value of the underlying common stock for the Second Convertible Note. The Company recognized a debt discount as a reduction (contra-liability) to the Second and Fourth, and Fifth Convertible Notes with an increase to paid in capital. The debt discounts are being amortized over the life of the notes.  The Company recognized financing costs for charges by the lender for original issue discounts and other applicable administrative costs, normally withheld from proceeds, which are being amortized as finance costs over the life of the loan. As of March 31, 2021 and December 31, 2020, the unamortized beneficial conversion feature associated with our convertible notes was $0 and $25,896, respectively.

During the first quarter of 2021, an active market developed for the Company’s stock. Accordingly, the Company began recording the conversion features of its convertible notes payable as embedded derivatives. As a result, the Company re-characterized the beneficial conversion feature recorded on Note 4 as a discount related to the derivative liability, resulting in a decrease to additional paid in capital in the amount of $150,000.

Note 10 - Derivatives

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

During the three months ended March 31, 2021, the Company had convertible notes payable outstanding in which the conversion rate was variable and undeterminable. The Company determined that the embedded conversion options met the definition of a derivative. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable. The debt discounts are being amortized over the life of the notes.  The Company recognized financing costs for charges by the lender applicable administrative costs, normally withheld from proceeds, which are being amortized as finance costs over the life of the loan.

The Company evaluated the terms of the convertible notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying is indexed to the Company’s common stock. The Company determined that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. The Company then evaluated the conversion feature for the embedded conversion option. Since these notes contain conversion price adjustment provisions (i.e. down round, true-up, or ratchet provisions), the Company determined that the embedded conversion options met the definition of a derivative. The Monte Carlo model was used to estimate the fair values of the embedded derivatives on the conversion features of our convertible notes. The values are based on simulating stock volatility, risk free interest rates, and the conversion stock prices on the date of measurement.

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

Fair Value

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value:  Level 1  – Quoted prices in active markets for identical assets or liabilities;  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and  Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes.  At March 31, 2021, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

The following table summarizes the valuations of the default liability for each note and valuation date.

					Level 3
Note	Issue Date	Maturity Date	Initial Derivative Fair Value	Derivative Value at 12/31/2020	Change in Derivative Value	Derivative Value at 3/31/2021

Second Convertible Note	6/17/2020	6/17/2021	27,103	825,165	(825,165)	—
Third Convertible Note	7/20/2020	7/20/2021	82,563	350,922	(350,922)	—
Fourth Convertible Note	11/18/2020	5/18/2021	147,242	—	(33,233)	114,009
Fifth Convertible Note	3/18/2021	3/18/2022	217,469	—	(66,534)	150,935
Totals:			$474,377	$1,176,087	$(1,275,854)	$264,944

Valuation of the default liability involves subjective judgments and requires forecasting future stock price movement and estimating the probability of default and the amount of time that passes between the date of default and the date of settlement. The following table summarizes the significant assumptions used to estimate the fair value of the default liability:

	At issuance	At 3/31/21
Default probability	5% to 30%	22% to 24%
Volatility	306.4% to 310.1%	328.5% to 340.7%
Risk free rate	1.62%	0.13% to 0.20%

The Company used a Monte Carlo model that values the embedded default derivatives based on simulating the stock price, the default likelihood, and the default liability.

Note 11– Related Party Transactions

During the three months ended March 31, 2021 and 2020, directors and members of management provided loans to the Company or paid for various expenses of the Company. These loans contained no interest, term or due date. As of March 31, 2021, these loans had a combined balance of $546,159 for the CEO, the President, and two other board members. Total additions to these loans during the three months ended March 31, 2021 were cash loan proceeds of $0 and deferred compensation of $67,500 transferred from accounts payable to related parties to related party debt. As of March 31, 2020, these loans had a combined balance of $529,647 for the CEO, the President, and two other board members. Total additions for the three months ended March 31, 2020 were $76,500.

As of March 31, 2021 and 2020, we also owed $58,135 and $66,325, respectively, to Carlsbad Naturals, LLC (included in accounts payable to related parties), which is a principal stockholder of New You, Inc. and is owned by a principal stockholder of New You, Inc., for inventory purchases. During three months ended March 31, 2021 and 2020, we made purchases of $58,135 and $19,975, respectively, from Carlsbad Naturals, LLC.

As of March 31, 2021 and 2020, we owed $27,500 and $27,500, respectively, for consulting payments to a relative of the CEO.

During the year ended December 31, 2020, the Company received loan proceeds of $100,000 from a related party pursuant to a promissory note with a maturity date of April 7, 2020 and interest of $5,000 per month. A total of $75,000 has been repaid, including $25,000 in interest and $50,000 in principal and interest payments are now $2,500 per month. As of March 31, 2021 and 2020, the balance owed by the Company was $50,000 and $50,000, respectively.

The Company leases and pays for a warehouse facility where it shares space with Carlsbad Naturals, LLC. In exchange, Carlsbad Naturals, LLC leases and pays for an office facility where it shares space with the Company. As a result of this arrangement, the Company has recorded rent expense in the accompanying statements of operations for the lease that it is responsible for paying.

Note 12 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued.

On May 3, 2021, we entered into an Exchange Agreement with ST Brands, Inc. (STB), a Wyoming corporation, and the shareholders of STB. Under the Agreement, the Company acquired all of the issued and outstanding common stock of STB in exchange for our issuance to the Shareholders of STB, shares of our newly-designated Series A Preferred Stock. The class of Series A Preferred Stock consists of 4,500,000 shares of preferred stock convertible to our common stock at a ratio of 100 for 1. As a whole, all designated shares of Series A Preferred are convertible to approximately the cumulative equivalent of ninety percent (90%) of our issued and outstanding share capital as of May 3, 2021. The Agreement contemplates that the Company’s existing business and assets of the Company will remain and continue under the Company’s ownership following the closing of the Closing.

Shares of Series A Preferred Stock shall be issuable to the Shareholders under the Agreement upon each of several contemplated Closings, each Closing to take place upon our receipt of audited financial statements reflecting certain levels of annual revenue earned by STB and/or Acquired Material Businesses, as defined in the Exchange Agreement and as described in Exhibit B in the Agreement. Up to 4,500,000 shares of Series A Preferred Stock may be issued to the Shareholders, with all Closings to occur on or before April 30, 2022. Under the Initial Closing on the date of the Agreement, we issued 500,000 shares of Series A Preferred Stock to the Shareholders of STB. The issuance was exempt under Section 4(a)(2) of the Securities Act as the transaction did not involve a public offering.

On May 6, 2021, pursuant to the terms of the Agreement, the Board of Directors (the “Board”) of the Company appointed Jason Frankovich to serve as the new Executive Chairman of the Board.

On May 6, 2021, we filed a Certificate of Designation for our newly-designated Series A Preferred Stock with the Secretary of State of the State of Nevada (the “Secretary of State”). The class of Series A Preferred Stock (“Series A”) consists of four million five hundred thousand (4,500,000) shares, par value $0.00001 per share. Key provisions include:

Conversion: Each share of Series A shall be convertible at the option of the holders thereof, and without the payment of additional consideration, at any time, into shares of our common stock at a conversion rate of one hundred (100) shares of common stock for every one (1) share of Series A held (the “Conversion Rate”), subject to adjustment as set forth in the Certificate of Designation. The Conversion Rate is subject to pro-rata downward adjustment based on the number of shares of common stock (or common stock equivalents) issued in the future by us for the acquisition of Acquired Material Businesses within the meaning of the Agreement. The Conversion Rate is also subject to adjustment for stock splits, reverse splits, share dividends, and similar corporate actions.

Ranking: Shares of Series A shall, with respect to rights on liquidation, winding up and dissolution, rank pari passu to our common stock, par value $0.00001 per share, and any other classes of capital stock.

Voting Rights: Each share of Series A shall vote on an as-converted basis with the common stock or other equity securities, resulting in 100 votes per one share of Series A Preferred Stock.

On May 5, 2021, the Company issued 2,414,890 common shares to its Chief Executive Officer in exchange for the extinguishment of his shareholder loan owed to him by the Company. The shares were valued at fair market value on the date of grant.

On May 5, 2021, the Company issued 2,921,690 common shares to a related party and shareholder in exchange for the extinguishment of his shareholder loan owed to him by the Company. The shares were valued at fair market value on the date of grant.

On May 5, 2021, the Company issued 1,200,000 shares to a related party in consideration of interest owed by the Company on a related Note Payable. The shares were valued at fair market value on the date of grant.

On May 5, 2021, the Company issued 100,000 shares to a consultant as a bonus for services provided to the Company. The shares were valued at fair market value on the date of grant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of March 31, 2021, and we undertake no duty to update this information.

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

New You, Inc. through its wholly owned subsidiary, New You LLC, markets and sells its products through a multi-level marketing and direct sales opportunity afforded to independent business owners called “Brand Partners.” Commissions are earned on product sales to Brand Partners and their customers at a rate of 10% for every transaction, plus a specified spread on recurring sales. Brand Partners earn a 5% commission on sales by other team members at lower levels up to nine levels below the Brand Partner. Brand Partners can earn an additional bonus for customer sales and team sales. The team bonus is $400 for each time the team bonus volume reaches a certain amount in a 30 day period. Brand Partners can also earn an initial bonus of 20% of the transaction value for qualifying Brand Partners in the Brand Partner’s first 30 days. There is a risk that Brand Partners may find it difficult to sell in a network marketing environment. Brand Partners may also find it difficult to sell CBD related products due to the uncertainty surrounding FDA regulations of CBD and hemp related products. Lastly, public perception of CBD products may be negative, as such products are derived from the Hemp plant. The Company does not hold any patents or trademarks and, as a result, may be vulnerable to competition from other companies offering very similar products and product brands The Company purchases inventory from Carlsbad Naturals, LLC. Carlsbad Naturals, LLC is a principal shareholder of New You, Inc., and is owned by a principal shareholder of New You, Inc. As a result, we are dependent on a related party for product inventory and do not have a broad base of unaffiliated suppliers. The officers and directors of the Company own 34.27% of the outstanding common shares. Accordingly, management will have a determinative influence on matters requiring shareholder approval.

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

Results of Operations

Revenues. For the three months ended March 31, 2021, we generated revenues of $333,653, a decrease of $197,869 compared to revenues of $531,522 for the three months ending March 31, 2020. The decrease was primarily due to the COVID-19 shutdown. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross Profit. Our gross profit for the three months ended March 31, 2021 was $274,403, a decrease of $175,277 compared to the three months ended March 31, 2020. Our gross margin percentage for the three months ended March 31, 2021 was 82%, compared to 85% for the three months ended March 31, 2020. The change in gross margin in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to decreased sales of higher margin items during the period..

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG&A expenses”) for the three months ended March 31, 2021 were $2,173,333, an increase of $791,650 compared to the three months ended March 31, 2020. For the three months ended March 31, 2021, the SG&A expenses included: (i) a reduction in commission expenses; (ii) a reduction in payroll expenses; and (iii) and an decrease in other SG&A expenses. Non-cash stock based compensation for the three months ended March 31, 2021 was $1,801,619, compared to $764,916 in stock based compensation for the three months March 31, 2020.

	For the three months ended	For the three months ended
	March 31,	March 31,
	2021	2020
Staff and Overhead Expenses	$271,616	$434,203
Accounting/Legal	16,975	34,875
Commission Expense	83,122	147,689
Non-Cash Stock Based Compensation	1,801,619	764,916
	$2,173,333	$1,381,683

Operating Loss. We realized an operating loss of $1,898,930 before interest and income taxes for the three months ended March 31, 2021 compared to operating loss of $932,003 for the three months ended March 31, 2020.

Interest Expense. Interest expenses for the three months ended March 31, 2021 was $253,624 compared to $31,933 for the three months ended March 31, 2020. The increase is a reflection of the addition of financing in the current period versus the prior period ending March 31, 2020.

Net Loss. We incurred a net loss of $877,500 for the three months ended March 31, 2021 compared to net loss of $964,736 for the three months ended March 31, 2020. The primary reason for the decrease in net loss is due to an increase in operating loss by $966,927 and an increase in interest expense by $221,691, offset by a gain from the change in the fair value of derivatives by $1,275,854. Management will continue to make an effort to lower operating expenses and increase revenue.

Liquidity and Capital Resources

We incurred a net loss for the three months ended March 31, 2021 and had an accumulated deficit of $8,044,515 at March 31, 2021. At March 31, 2021, we had a cash balance of $19,196, compared to a cash balance of $45,102 at December 31, 2020. At March 31, 2021, we had a working capital deficit of $1,647,715, compared to a working capital deficit of $2,460,718 at December 31, 2020. The Company’s existing and available capital resources are not expected to be sufficient to satisfy our funding requirements through one year from the date of this filing in the absence of share issuances or other sources of financing.

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

Cash Flow

The following table summarizes our cash flows for the periods indicated below:

Summary	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Cash provided by operating activities	$(30,906)	$(190,000)
Cash used in investing activities	$(25,000)	$—
Cash provided by financing activities	$30,000	$190,000

Cash Used in Operating Activities

During the three months ended March 31, 2021 cash used in operating activities of $30,906 primarily reflected our net losses for the period, adjusted by non-cash charges such as depreciation and stock-based compensation, accretion of debt discounts, changes in the fair value of derivative liabilities, as well as changes in our working capital accounts, primarily consisting of a decrease in inventory, and an increase in accounts payable, an increase in credit card receivables and an increase in receivables due from a related party.

During the three months ended March 31, 2020 cash used in operating activities of $190,000 primarily reflected our net losses for the period, adjusted by non-cash charges such as depreciation, amortization, and stock based compensation, as well as changes in our working capital accounts, primarily consisting of a decrease in inventory, a decrease in credit card receivables, an increase in prepaid expenses, and a decrease in accounts payable.

Cash Used in Investing Activities

During the three months ended March 31, 2021 and 2020, cash used in investing activities was $25,000, which consisted of loan proceeds provided to a third party.

Cash Provided by Financing Activities

During the three months ended March 31, 2021, cash provided by financing activities was $30,000, which consisted of proceeds from a convertible note payable received in March 2021 offset by repayment of related party debt.

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

Evaluation of disclosure controls and procedures

As of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report at the reasonable assurance level.

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

Remediation of Previous Material Weaknesses

We have implemented and will continue to implement a number of measures to address the Material Weaknesses identified as of March 31, 2021. We plan on updating internal policies and procedures and create an effective control environment, add outside consultants as needed to bolster technical accounting needs, and add more personnel as needed to segregate duties.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition(1)
(1)	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 24, 2021

NEW YOU, INC.

By:	/S/ Ray Grimm, Jr.
Ray Grimm, Jr.
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ James Sinkes
James Sinkes
Chief Accounting Officer
(Principal Financial Officer)

