Form 10-Q/A
period 2021-03-31
New You, Inc.
filed 2021-05-25
CIK 1372184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

1

Explanatory Note:

The purpose of the Amendment No. 1 on Form 10–Q/A to New You, Inc.’s quarterly report of Form 10–Q for the quarter ended March 31, 2021, filed with the Securities and Exchange Commission on May 24, 2021 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T. No other changes have been made to the Form 10–Q.

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

New You, Inc.
Condensed Consolidated Statement of Shareholders’ Deficit

For the Three Months Ended March 31, 2020

(Unaudited)

	Common
	Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2019	32,985,200	$330	$1,149,004	$(2,120,304)	$(970,970)
Stock-based Compensation - Employees	-	-	518,750	-	518,750
Stock-based Compensation - Consultants	458,000	5	246,161	-	246,166
Shares Issued in Connection with Note Payable Issuance	50,000	-	25,000	-	25,000
Net Loss	-	-	-	(964,736)	(964,736)
Balance as of March 31, 2020	33,493,200	$335	$1,938,915	$(3,085,040)	$(1,145,790)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

New You, Inc.
Condensed Consolidated Statements of Cash Flows

	For The Three Months Ended	For The Three Months Ended
	March 31,	March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Operating Activities
Net (Loss) Income	$(877,500)	$(964,736)
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	1,447	1,663
Amortization of Operating Lease Right of Use Asset	17,940	2,045
Amortization of Debt Discount	83,713	13,600
Other Non-cash Interest Expense	139,711	—
Change in Fair Value of Derivative	(1,275,854)	—
Stock-based Compensation – Employees	53,125	518,750
Stock-based Compensation - Consultants	1,748,493	246,166
Changes in Operating Assets and Liabilities:
Credit Card Receivable	(2,087)	17,055
Inventory	200	59,377
Prepaid Expenses and Other Current Assets	—	(8,483)
Accounts Payable and Other Current Liabilities	(3,640)	(26,887)
Accounts Payable to Related Parties	95,011	(46,020)
Operating Lease Liabilities	(11,465)	(2,530)
Net Cash (Used in) Provided by Operating Activities	(30,906)	(190,000)

Investing Activities
Issuance of Loan Receivable	(25,000)	—
Net Cash (Used in) Provided by Investing Activities	(25,000)	—
Financing Activities
Proceeds from Related Party Debt	—	109,000
Repayments of Related Party Debt	(45,000)	(44,000)
Proceeds from Convertible Notes, Net of Issuance Costs	75,000	125,000
Net Cash Provided by (Used in) Financing Activities	30,000	190,000
Net Increase (Decrease) in Cash	(25,906)	—
Cash, Beginning of Period	45,102	1,125
Cash, End of Period	$19,196	$1,125
Supplemental Disclosures
Cash Paid for Interest	$26,500	$18,333
Cash Paid for Income Taxes	$800	$800
Non-cash Investing and Financing Activities:
Payroll and Other Payables to Related Parties Converted to Related Party Debt	$67,500	$67,500
Shares Issued Upon Conversion of Notes Payable and Interest	$114,601	$—
Shares Issued in Connection with Note Payable Issuance	$—	$25,000

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 25 , 2021

NEW YOU, INC.

By:	/S/ Ray Grimm, Jr.
Ray Grimm, Jr.
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ James Sinkes
James Sinkes
Chief Accounting Officer
(Principal Financial Officer)

