Form 10-Q
period 2021-06-30
New You, Inc.
filed 2021-09-17
CIK 1372184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-52668

NEW YOU, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3062661
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3246 Grey Hawk Court, Carlsbad, California 92010

(Address of principal executive offices)

(866) 611-4694

(Registrant’s telephone number)

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 16, 2021, there were 49,954,976 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New You, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$14,577	$45,102
Credit Card Receivable	1,595	1,952
Inventory	74,652	79,438
Prepaid Expenses and Other Current Assets	8,212	8,212
Total Current Assets	99,036	134,704

Property and Equipment, Net	38,609	20,004
Investments, Long Term	1,621,000	-
Operating Lease Right of Use Asset, Net	6,167	42,380

TOTAL ASSETS	$1,764,812	$197,088

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities:
Accounts Payable and Other Accrued Expenses	$480,007	$419,487
Accounts Payable to Related Parties	69,153	30,625
Notes Payable, current	550,024	85,081
Convertible Notes Payable, net of discount	393,663	228,202
Derivative Liability	2,953,400	1,176,087
Operating Lease Liability, Current	18,692	82,281
Purchase Consideration Payable	9,035,000	-
Related Party Debt	498,831	573,659
Total Current Liabilities	13,998,770	2,595,422

Noncurrent Liabilities
Notes Payable, Noncurrent	5,556	128,877
	5,556	128,877

TOTAL LIABILITIES	14,004,326	2,724,299

COMMITMENTS AND CONTINGENCIES - SEE NOTE 5

STOCKHOLDERS’ DEFICIT
Common stock at $0.00001 par value: 1,400,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 49,954,976 and 39,523,051 shares issued and outstanding as of June 31, 2021 and December 31, 2020, respectively.	499	395
Series A Perferred Stock at $0.00001 par value: 4,500,000 shares authorized as of Jun 30,2020 and 0 authorized December 31,2020; 0 shares issued and outstanding as of June 31, 2021 and December 31, 2020	-	-
Additional Paid-in Capital	6,695,623	4,639,409
Accumulated Deficit	(18,935,636)	(7,167,015)
TOTAL STOCKHOLDERS’ DEFICIT	(12,239,514)	(2,527,211)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,764,812	$197,088

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

New You, Inc.
Condensed Consolidated Statements of Operations

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$302,936	$544,600	$636,589	$1,076,123

Cost of Goods Sold	19,638	50,007	78,888	131,849

Gross Profit	283,298	494,593	557,701	944,274

Selling, General and Administrative Expenses
Commission Expense	79,906	161,954	163,028	309,644
Stock Based Compensation	10,000	695,660	1,811,619	1,460,576
Goodwill Impairment	8,138,045	-	8,138,045	-
Other	840,049	301,234	1,128,640	770,310
Total Selling, General and Administrative Expenses	9,067,999	1,158,848	11,241,331	2,540,530

(Loss) Income from Operations	(8,784,702)	(664,255)	(10,683,631)	(1,596,256)

Interest Expense	1,863,119	491,400	2,116,743	523,333
Change in derivative liability	243,300		(1,032,554)	-
(Loss) before Income Tax Expense	(10,891,121)	(1,155,655)	(11,767,820)	(2,119,589)

Income Tax Expense	-	-	800	800

Net (Loss)	$(10,891,121)	$(1,155,655)	$(11,768,620)	$(2,120,389)

Net (Loss) Per Common Share
- Basic and Diluted	$(0.22)	$(0.04)	$(0.27)	$(0.08)

Weighted Average Common Shares Outstanding
- Basic and Diluted	49,954,976	27,809,200	44,110,103	27,809,200

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

New You, Inc.
Condensed Consolidated Statement of Shareholders’ Deficit

For the Six Months Ended June 30, 2021

(Unaudited)

	Common		Additional Paid	Accumulated	Total Stockholders’
	Shares	Par Value	in Capital	Deficit	Deficit
Balance as of December 31, 2020	39,523,051	$395	$4,639,409	$(7,167,015)	$(2,527,211)
Stock-based Compensation - Consultants	70,000	1	1,801,618	-	1,801,619
Re-characterization of beneficial conversion feature upon derivative treatment of conversion option	-	-	(150,000)	-	(150,000)
Shares Issued in Connection with Notes Payable & Interest	3,725,345	37	114,564		114,601
Net Loss	-	-	-	(877,500)	(877,500)
Balance as of March 31, 2021	43,318,396	433	6,405,591	(8,044,515)	(1,638,491)
Stock-based Compensation - Consultants	100,000	1	9,999	-	10,000
Shares issued for partial conversion of Share holder loans for Nish Mehta and Ray Grimm	5,336,580	53	160,044	-	160,097
Shares Issued in Connection with Notes Payable & Interest	1,200,000	12	119,988	-	120,000
Net Loss	-	-	-	(10,891,121)	(10,891,121)
Balance as of June 30, 2021	49,954,976	$499	$6,695,623	$(18,935,636)	$(12,239,514)

New You, Inc.
Condensed Consolidated Statement of Shareholders’ Deficit

For the Six Months Ended June 30, 2020

(Unaudited)

	Common		Additional Paid	Accumulated	Total Stockholders’
	Shares	Par Value	in Capital	Deficit	Deficit
Balance as of December 31, 2019	32,985,200	$330	$1,149,005	$(2,120,304)	$(970,969)
Stock-based Compensation - Employees	-	-	518,750	-	518,750
Stock-based Compensation - Consultants	458,000	5	246,161	-	246,166
Shares Issued in Connection with Note Payable Issuance	50,000	-	25,000	-	25,000
Net Loss	-	-	-	(964,734)	(964,734)
Balance as of March 31, 2020	33,493,200	335	1,938,916	(3,085,038)	(1,145,787)
Stock-based Compensation - Employees	-	-	518,750	-	518,750
Stock-based Compensation - Consultants	3,796,690	38	176,872	-	176,910
Common Shares Issued for Cash Received in 2019	90,000	1	(1)	-	-
Shares Issued in Connection with Note Payable Interest Penalties	900,000	9	449,991	-	450,000
Net Loss	-	-	-	(1,155,655)	(1,155,655)
Balance as of June 30, 2020	38,279,890	$383	$3,084,528	$(4,240,693)	$(1,155,782)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

New You, Inc.
Condensed Consolidated Statements of Cash Flows

	For The Six Months Ended	For The Six Months Ended
	June 30,	June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Operating Activities
Net (Loss)	$(11,768,620)	$(2,120,389)
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	2,895	3,327
Amortization of Operating Lease Right of Use Asset	36,213	20,658
Goodwill Impairment	8,138,045
Other non-cash interest expense	1,710,617	-
Amortization of Debt Issuance Costs	329,227	25,000
Change in fair value of derivative liability	(1,032,554)	-
Shares Issued in Connection with Note Payable Interest Penalties	234,602	450,000
Stock-based Compensation - Employees	-	1,037,500
Stock-based Compensation - Consultants	1,811,619	423,076
Changes in Operating Assets and Liabilities:
Credit Card Receivable	357	17,390
Inventory	4,786	75,464
Prepaid Expenses and Other Current Assets	-	(31,863)
Accounts Payable and Other Current Liabilities	60,519	(25,299)
Accounts Payable to Related Parties	(182,248)	14,630
Operating Lease Liabilities	(63,589)	(3,952)
Net Cash (Used in) Provided by Operating Activities	(718,131)	(114,458)
Investing Activities
Purchase of Property and Equipment	(21,500)	-
Purchase of Investments	(436,000)	-
Net Cash Used in Investing Activities	(457,500)	-
Financing Activities
Proceeds from Related Party Debt	18,000	159,000
Repayments of Related Party Debt	-	(368,500)
Proceeds from Convertible Notes Payable, Net of Costs	949,250	323,958
Repayment of convertible notes payable	(163,766)	-
Loan Proceeds, Net of Issuance Costs	450,000	-
Loan Repayments	(108,378)	-
Net Cash Provided by (Used in) Financing Activities	1,145,106	114,458
Net Increase (Decrease) in Cash	(30,525)	-
Cash
Beginning of Period	45,102	1,125
End of Period	$14,577	$1,125

Supplemental Disclosures
Cash Paid for Interest	$55,500	$52,500
Cash Paid for Income Taxes	$800	$-

Non-cash Investing and Financing Activities:
Payroll and Other Payables to Related Parties Converted to Related Party Debt	$67,500	$137,100
Shares Issued in Connection with Note payable Issuance	$-	$25,000
Shares Issued in Connection with Late Interest Payments	$234,602	$450,000
Conversion of related party notes into equity	$160,097	$-
Unpaid purchase consideration	$1,185,000	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW YOU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Summary of Significant Accounting Policies

Nature of Business

New You, Inc., formerly known as The Radiant Creations Group, Inc. (the “Company”) was incorporated in Nevada on December 29, 2005. From inception, the Company’s principal business activity was the acquisition and exploration of mineral resources. On June 20, 2013, following a change of control and subsequent acquisition of an exclusive license agreement, the Company changed its principal business to the development and marketing of cosmetics and over-the-counter personal enhancement products and devices. After a subsequent change in control on July 11, 2018, the Company changed its principal business to selling cannabidiol (“CBD”) hemp oil-based products through independent business owners (called “Brand Partners”).

On May 3, 2021, we entered into an Exchange Agreement with ST Brands, Inc. (STB), a Wyoming corporation, and the shareholders of STB. Under the Agreement, the Company acquired all of the issued and outstanding common stock of STB in exchange for our issuance to the Shareholders of STB, shares of our newly-designated Series A Preferred Stock. The class of Series A Preferred Stock consists of 4,500,000 shares of preferred stock convertible to our common stock at a ratio of 100 for 1. As a whole, all designated shares of Series A Preferred are convertible to approximately the cumulative equivalent of ninety percent (90%) of our issued and outstanding share capital as of May 3, 2021. The Agreement contemplates that the Company’s existing business and assets will remain and continue under the Company’s ownership following the each of the closings.

Shares of Series A Preferred Stock shall be issuable to the Shareholders under the Agreement upon each of several contemplated Closings, each Closing to take place upon our receipt of audited financial statements reflecting certain levels of annual revenue earned by STB and/or Acquired Material Businesses, as defined in the Exchange Agreement and as described in Exhibit B in the Agreement. Up to 4,500,000 shares of Series A Preferred Stock may be issued to the Shareholders, with all Closings to occur on or before April 30, 2022. Under the Initial Closing on the date of the Agreement, we issued 500,000 shares of Series A Preferred Stock were issuable to the Shareholders of STB. The fair value of the 500,000 shares of Series A Preferred Stock is included in Purchase Consideration Payable on the balance sheet.

The Company initially recorded $7,850,000 as goodwill upon acquisition of STB, which had minimal net assets. Management determined that the goodwill is not recoverable, given that STB had no operations, and accordingly impaired the entire goodwill balance during the quarter ended June 30, 2021. The Company has not recorded any amounts related to the additional 4,000,000 shares of Series A Preferred Stock to be issued upon meeting certain milestones as such milestones are not deemed probable and the fair value of the contingent consideration was not deemed material at inception and at June 30, 2021.

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

The results for the six months ended June 30, 2021 and 2020 are not necessarily indicative of results to be expected for a full year, any other interim periods, or any future year or period.

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

The following table presents the computation of basic and diluted net loss or income per common share:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Historical net (loss) income per share
Numerator
Net (loss) income	(10,891,121)	(1,155,655)	(11,768,620)	(2,120,389)
Denominator
Weighted-average common shares outstanding	49,954,976	35,237,476	44,110,103	34,206,607
Less: Weighted-average shares subject to repurchase	-	(7,428,276)	-	(6,397,407)
Denominator for basic and diluted net loss per share	49,954,976	27,809,200	44,110,103	27,809,200
Basic and diluted net (loss) income per share	$(0.22)	$(0.04)	$(0.27)	$(0.08)

Potentially dilutive securities that are not included in the calculation of diluted net loss or income per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Restricted shares	-	7,428,276	-	6,397,407
Convertible notes	16,349,579	-	16,349,579	-

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

Note 2 – Going Concern

We incurred a net loss of $11,768,620 for the six months ended June 30, 2021 and had an accumulated deficit of $18,935,635. At June 30, 2021, we had a cash balance of $14,577 and a working capital deficit of $13,899,734.

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

Since the Company sells its products to a large number of customers, there is no receivable or revenue concentration from customers. However, as of June 30, 2021 and 2020, one credit card processor accounted for 100% of credit card receivables.

The Company also made purchases from and has accounts payable to Carlsbad Naturals, LLC as described in Note 10.

Note 4 – Investments in Future Subsidary

During the six months ended June 30, 2021, there were investments in the amounts of $120,000 to Herring Creek Pharmaceuticals, $1,000 to ST Biosciences, and $1,500,000 to F Squared Management, all of which are future subsidiaries.

Herring Creek is a pharmaceutical research and development (“R&D”) firm that provides services to ST brands. In April 2021, ST Brands entered into an agreement with Herring Creek to develop a synthetic CBD “cold crystal” molecule to be utilized as a sweetener additive in CBD drinks that ST Brands seeks to manufacture and distribute through its strategic partners. The Company made an advance payment of $120,000 to acquire minority interest in the future.

On 6/28/2021, ST brands entered into an agreement to acquire F-Squared Management. The specifics of the acquisition included ST Brands paying F-Squared Management $1.5m by 6/28/2021 for a 49% interest in the company. To date, ST Brands has remitted $315,000 to F-Squared Management as part of this transaction and owes an additional $1,185,000 to complete the acquisition.

Investments in unconsolidated affiliates are accounted for under the cost or the equity method of accounting, as appropriate. The Company accounts for investments in limited partnerships or limited liability corporations, whereby the Company owns a minimum of 5% of the investee’s outstanding voting stock, under the equity method of accounting. These investments are recorded at the amount of the Company’s investment and adjusted each period for the Company’s share of the investee’s income or loss, and dividends paid. As investments accounted for under the cost method do not have readily determinable fair values, the Company only estimates fair value if there are identified events or changes in circumstances that could have a significant adverse effect on the investment’s fair value.

Note 5 – Equity

Restricted Stock Grants

The Company estimated the fair value of restricted stock grants at $0.50 per share based on the price at which the Company issued common shares for cash in 2019 and not based on the amount that shares were trading for on the OTC “Pink” market since shares were thinly traded on the market from August 2019 to June 30, 2021 when the equity instruments were granted.

The table below summarizes the activity of the restricted stock during the six months ended June 30, 2021:

	Number of Shares	Weighted Average Fair Value per Share
Non-vested as of January 1, 2021	3,343,064	$0.50
Granted	170,000	0.50
Vested	(3,513,064)	0.50
Forfeited	-	-
Non-vested as of June 30, 2021	-	$0.50

For the six months ended June 30, 2021 the compensation costs include $1,811,619 of stock based compensation. No portion of the total compensation cost was capitalized. The unrecognized compensation costs as of June 30, 2021 is $0. The Company recognized stock based compensation expense using the straight line method and forfeitures are recognized as they occur. During the six months ended June 30, 2021, the Company wrote off the balance of unamortized, non-vested restricted stock because the Board modified the terms of the grants to accelerate vesting. As a result, all outstanding share grants had fully vested as of June 30, 2021.

Other Equity issuances:

There were 6,636,580 restricted shares issued that vested immediately on the date issued. 5,336,580 shares were issued to the CEO and a board member to convert a total of $160,097 in shareholder loans, 1,200,000 issued to a related party in consideration of interest owed by the company on a related note payable, and 100,000 shares issued to a consultant as a bonus for services provided to the company.

Note 6 – Commitments and Contingencies

Operating Lease Commitments

The Company leases a warehouse facility under a lease agreement that expires July 31, 2021. The Company does not have any significant capital leases.

The components of total lease costs are as follows:

	For The Six Months Ended June 30,	For The Six Months Ended June 30,
	2021	2020
Operating lease cost	37,226	37,226
Total lease cost	$37,226	$37,226

Cash paid for amounts included in operating lease liabilities was $64,605 for the six months ended June 30, 2021. The table below presents total operating lease ROU assets and lease liabilities as of June 30, 2021:

Operating lease ROU assets	$6,167
Operating lease liabilities	$18,801

The table below presents the maturities of operating lease liabilities as of June 30,

2021	$18,839
2022	$—
Total Lease Payments	$18,839
Less: Discount	$(38)
Operating Lease Liability	$18,801

Three Months Ended March 31, 2021
Weighted average remaining lease term (years)	0.08
Weighted average discount rate	7%

Litigation and Claims

The Company may be involved in lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company’s financial statements not to be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of June 30, 2021 or 2020, nor were there any asserted or unasserted material claims for which material losses are reasonably possible.

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

The amount of loan forgiveness shall be calculated (and may be reduced) in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) (P.L. 116-136). Not more than 25% of the amount forgiven can be attributable to non-payroll costs. The Company applied for forgiveness of this loan in August 2021.

In July, 2020, the Company’s subsidiary received a Paycheck Protection Program loan in the amount of $100,000.The monthly payments on the note are deferred for a period of 6 months and the notes bear interest of 1%. Monthly payments of $5,628 began on January 1, 2021. The proceeds of the requested PPP Loan may be used only for business purposes permitted under the Paycheck Protection Program, including permitted payroll costs and benefits, interest on business mortgage obligations incurred before February 15, 2020, rent under a lease entered into before February 15, 2020 and utilities for which service began before February 15, 2020. Loan forgiveness will be provided for the sum of documented payroll costs, covered mortgage interest payments, covered rent payments, and covered utilities, and not more than 25% of the forgiven amount may be for non-payroll costs.

In June, 2021, the Company received a loan in the amount of $150,000. The Company will make weekly payments of $2,976 across 65 weeks. The weekly payment consists of $2,307.69 of the principal of the loan and $669.23 in interest. The total repayment amount will be $193,500. The balance of the loan at June 30, 2021 is $143,077.

In June 2021, the Company received a loan in the amount of $75,000, the Company will make weekly payments of $7,495 until the loan is paid off. The balance of the loan at Jun 30, 2021 is $49,515

During the six months ended June 30, 2021, directors and members of management converted deferred payroll to related party debt in the amount of $135,000. As of December 31, 2020, the balance includes loans to the Company or various expenses paid for on behalf of the Company. These loans contained no interest, term or due date. As of June 30, 2021, these loans and deferred payroll had a combined balance of $498,831 for the CEO, the President, and two other board members. See Note 11.

During the six months ended June 30, 2021, the Company received loan proceeds of $50,000 for future receipts of $75,000 to be paid in daily instalments of 25% of daily sales. The balance of the loan at Jun 30, 2021 is $28,948.

During the six months ended June 30, 2021, the Company received loan proceeds in the amount $79,015 for future receipts of $119,000 to be paid in weekly instalments of $4,959. The balance of the loan at Jun 30, 2021 is $59,179.

During the six months ended June 30, 2021, the Company received loan proceeds in the amount $79,900 for future receipts of $122,400 to be paid in daily instalments of $765. The balance of the loan at Jun 30, 2021 is $60,903.

Note 8 – Convertible Debt

As of June 30, 2021, the Company owed $1,354,500 in principal (before a debt discount of $960,837 and $33,106 in accrued interest (included in accounts payable and accrued expenses) on its outstanding convertible promissory notes. As of December 31, 2020, the Company owed $406,000 in principal (before a debt discount of $177,798) and $9,549 in accrued interest.

	June 30, 2021	December 31, 2020
Principal	$1,354,500	$406,000
Debt discount	(960,837)	(177,798)
Total Principal	$393,663	$228,202

Note 1 - On January 2, 2020, the Company received loan proceeds of $125,000 pursuant to a promissory note (“First Convertible Note”), with a maturity date of June 15, 2020 and interest of $4,167 per month. The note’s terms required that the Company issue 50,000 common shares, and allowed the note holder to convert the note into common shares at a conversion price of $0.50 per share. This note was not paid off as of June 30, 2021. The Company is still making the agreed upon interest payments of $4,167 per month and there are no penalties for not paying the note off by its maturity date. As of June 30, 2021, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 250,000.

Note 2 - On June 17, 2020, the Company received $85,000 in loan proceeds, which is net of $3,000 in debt issuance costs, pursuant to a loan agreement (“Second Convertible Note”), with a maturity date of June 17, 2021 and an interest rate of 8% per annum from the date of issuance until maturity date. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the full amount is paid. Upon certain events of default, the Company would be obligated to pay cash equal to the greater of (i) 150% of the outstanding principal and interest, and (ii) the highest closing price of the Company’s common stock from the date of first default to the date of payment, multiplied by the number of shares that would be issued if the outstanding principal and interest were converted at 61% of the lowest closing price in the last 20 trading days prior to the date of payment. The holder may convert the note to common shares starting 180 days after the issuance date at a conversion price equal to 61% of the lowest trading price in the last 20 trading days. The Company is required to reserve three (6) times the number of shares necessary for the issuance of common stock upon conversion. During the six months ended June 30, 2021, the Company issued 2,292,012 common shares for a value of $91,520, satisfying the balance of principal and accrued interest on the Note.

Note 3 - On July 20, 2020, the Company received $40,000 in loan proceeds, which is net of $3,000 in debt issuance costs, pursuant to a loan agreement (“Third Convertible Note”), with a maturity date of July 20, 2021 and an interest rate of 8% per annum from the date of issuance until maturity date. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the full amount is paid. Upon certain events of default, the Company would be obligated to pay cash equal to the greater of (i) 150% of the outstanding principal and interest, and (ii) the highest closing price of the Company’s common stock from the date of first default to the date of payment, multiplied by the number of shares that would be issued if the outstanding principal and interest were converted at 61% of the lowest closing price in the last 20 trading days prior to the date of payment. The holder may convert the note to common shares starting 180 days after the issuance date at a conversion price equal to 61% of the lowest trading price in the last 20 trading days. The Company is required to reserve three (6) times the number of shares necessary for the issuance of common stock upon conversion. During the six months ended June 30, 2021, the Company issued 1,433,333 common shares for a value of $44,720, satisfying the balance of principal and accrued interest on the Note.

Note 4 – On November 18, 2020, the Company entered into a Secured Promissory Note (“Fourth Convertible Note”) with a third party, receiving $150,000 in loan proceeds. The Note matures on May 18, 2021 and accrues interest at 2% per month. The Noteholder may convert any portion of the debt into shares of common stock of the Company at $0.10 USD per share or 30% discount to the 5 day VWAP on the day of conversion. In addition to the monthly interest, the Company agreed to transfer 100,000 shares of common stock to the Noteholder. In the event that Company fails to make any payment of principal and/or interest within ten (10) calendar days of the due date for the same, then in addition to such payment due, the Company is obligated to pay a late payment charge to the Noteholder in the amount of five percent (5%) of the delinquent principal and/or interest payment. As of June 30, 2021, the Company owed $150,000 in principal and $9,559 in accrued interest on the note. As of June 30, 2021, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 2,717,100.

Note 5 – On March 18, 2021, the Company received $75,000 in loan proceeds, which is net of $3,500 in debt issuance costs, pursuant to a loan agreement (“Fifth Convertible Note”), with a maturity date of March 18, 2022 and an interest rate of 8% per annum from the date of issuance until maturity date. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the full amount is paid. Upon certain events of default, the Company would be obligated to pay cash equal to the greater of (i) 150% of the outstanding principal and interest, and (ii) the highest closing price of the Company’s common stock from the date of first default to the date of payment, multiplied by the number of shares that would be issued if the outstanding principal and interest were converted at 61% of the lowest closing price in the last 20 trading days prior to the date of payment. The holder may convert the note to common shares starting 180 days after the issuance date at a conversion price equal to 61% of the lowest trading price in the last 20 trading days. The Company is required to reserve three (6) times the number of shares necessary for the issuance of common stock upon conversion. As of June 30, 2021, the Company owed $78,500 in principal and $1585.75 in accrued interest on the Note. As of June 30, 2021, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 882,524.

Note 6 - On April 7, 2021, the Company received $70,000 in loan proceeds, which is net of $3,500 in debt issuance costs, pursuant to a loan agreement (“Sixth Convertible Note”), with a maturity date of April 7, 2022 and an interest rate of 8% per annum from the date of issuance until maturity date. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the full amount is paid. Upon certain events of default, the Company would be obligated to pay cash equal to the greater of (i) 150% of the outstanding principal and interest, and (ii) the highest closing price of the Company’s common stock from the date of first default to the date of payment, multiplied by the number of shares that would be issued if the outstanding principal and interest were converted at 61% of the lowest closing price in the last 20 trading days prior to the date of payment. The holder may convert the note to common shares starting 180 days after the issuance date at a conversion price equal to 61% of the lowest trading price in the last 20 trading days. The Company is required to reserve three (6) times the number of shares necessary for the issuance of common stock upon conversion. As of June 30, 2021, the Company owed $73,500 in principal and $1,366 in accrued interest on the Note. As of June 30, 2021, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 876,646.

Note 7 - On April 8, 2021, the Company received $142,000 in loan proceeds, which is net of $7,500 in debt issuance costs, pursuant to a loan agreement (“Seventh Convertible Note”), with a maturity date of April 8, 2022 and an interest rate of 8% per annum from the date of issuance until maturity date. The holder may convert the note to common shares during the first six months after the issuance date at a conversion price equal to 65% of the lowest trading price in the last 15 trading days. The Company is required to reserve three (6) times the number of shares necessary for the issuance of common stock upon conversion. As of June 30, 2021, the Company owed $150,000 in principal and $427.96 in accrued interest on the Note. As of June 30, 2021, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 4,110,054.

Note 8 - On April 16, 2021, the Company received $118,750 in loan proceeds, which is net of $5,250 in debt issuance costs, pursuant to a loan agreement (“Eighth Convertible Note”), with a maturity date of April 16, 2022 and an interest rate of 8% per annum from the date of issuance until maturity date. The holder may convert the note to common shares during the first six months after the issuance date at a conversion price equal to 65% of the lowest trading price in the last 15 trading days. The Company is required to reserve three (6) times the number of shares necessary for the issuance of common stock upon conversion. As of June 30, 2021, the Company owed $125,000 in principal and $2071.55 in accrued interest on the Note. As of June 30, 2021, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 1,396,391.

Note 9 - On May 1, 2021, the Company received $55,000 in loan proceeds, which is net of $3,500 in debt issuance costs, pursuant to a loan agreement (“Ninth Convertible Note”), with a maturity date of May 1, 2022 and an interest rate of 8% per annum from the date of issuance until maturity date. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the full amount is paid. Upon certain events of default, the Company would be obligated to pay cash equal to the greater of (i) 150% of the outstanding principal and interest, and (ii) the highest closing price of the Company’s common stock from the date of first default to the date of payment, multiplied by the number of shares that would be issued if the outstanding principal and interest were converted at 61% of the lowest closing price in the last 20 trading days prior to the date of payment. The holder may convert the note to common shares starting 180 days after the issuance date at a conversion price equal to 61% of the lowest trading price in the last 20 trading days. The Company is required to reserve three (6) times the number of shares necessary for the issuance of common stock upon conversion. As of June 30, 2021, the Company owed $78,500 in principal and $777.62 in accrued interest on the Note. As of June 30, 2021, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 697,045.

Note 10 - On May 11, 2021, the Company received $133,000 in loan proceeds, which is net of $7,000 in debt issuance costs, pursuant to a loan agreement (“Tenth Convertible Note”), with a maturity date of May 11, 2022 and an interest rate of 8% per annum from the date of issuance until maturity date. The holder may convert the note to common shares during the first six months after the issuance date at a conversion price equal to 65% of the lowest trading price in the last 15 trading days. The Company is required to reserve three (6) times the number of shares necessary for the issuance of common stock upon conversion. As of June 30, 2021, the Company owed $140,000 in principal and $1,542 in accrued interest on the Note. As of June 30, 2021, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 1,555,412.

Note 11 - On May 13, 2021, the Company received $166,250 in loan proceeds, which is net of $8,750 in debt issuance costs, pursuant to a loan agreement (“Eleventh Convertible Note”), with a maturity date of May 13, 2022 and an interest rate of 8% per annum from the date of issuance until maturity date. The holder may convert the note to common shares during the first six months after the issuance date at a conversion price equal to 65% of the lowest trading price in the last 15 trading days. The Company is required to reserve three (6) times the number of shares necessary for the issuance of common stock upon conversion. As of June 30, 2021, the Company owed $175,000 in principal and $1,851 in accrued interest on the Note. As of June 30, 2021, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 1,943,413.

Note 12 - On June 2, 2021, the Company received $50,000 in loan proceeds, which is net of $3,750 in debt issuance costs, pursuant to a loan agreement (“Twelfth Convertible Note”), with a maturity date of June 2, 2022 and an interest rate of 8% per annum from the date of issuance until maturity date. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until the full amount is paid. Upon certain events of default, the Company would be obligated to pay cash equal to the greater of (i) 150% of the outstanding principal and interest, and (ii) the highest closing price of the Company’s common stock from the date of first default to the date of payment, multiplied by the number of shares that would be issued if the outstanding principal and interest were converted at 61% of the lowest closing price in the last 20 trading days prior to the date of payment. The holder may convert the note to common shares starting 180 days after the issuance date at a conversion price equal to 61% of the lowest trading price in the last 20 trading days. The Company is required to reserve three (6) times the number of shares necessary for the issuance of common stock upon conversion. As of June 30, 2021, the Company owed $50,000 in principal and $331 in accrued interest on the Note. As of June 30, 2021, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 594,295.

Note 13 - On June 23, 2021, the Company received $118,750 in loan proceeds, which is net of $6,250 in debt issuance costs, pursuant to a loan agreement (“Thirteenth Convertible Note”), with a maturity date of June 23, 2022 and an interest rate of 8% per annum from the date of issuance until maturity date. The holder may convert the note to common shares during the first six months after the issuance date at a conversion price equal to 65% of the lowest trading price in the last 15 trading days. The Company is required to reserve three (6) times the number of shares necessary for the issuance of common stock upon conversion. As of June 30, 2021, the Company owed $125,000 in principal and $191 in accrued interest on the Note. As of June 30, 2021, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 1,375,735.

Note 14 - On June 23, 2021, the Company received $95,000 in loan proceeds, which is net of $5,000 in debt issuance costs, pursuant to a loan agreement (“Fourteenth Convertible Note”), with a maturity date of June 23, 2022 and an interest rate of 8% per annum from the date of issuance until maturity date. The holder may convert the note to common shares during the first six months after the issuance date at a conversion price equal to 65% of the lowest trading price in the last 15 trading days. The Company is required to reserve three (6) times the number of shares necessary for the issuance of common stock upon conversion. As of June 30, 2021, the Company owed $100,000 in principal and $154 in accrued interest on the Note. As of June 30, 2021, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 1,100,588.

The Company is currently in default of the non-financial covenant relating to timely filing of periodic SEC reports.

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

The effective conversion prices were compared to the market prices on the dates of each convertible note and they were deemed to be less than the inception date fair value of the underlying common stock for the Second Convertible Note. The Company recognized a debt discount as a reduction (contra-liability) to the Second and Fourth, and Fifth Convertible Notes with an increase to paid in capital. The debt discounts are being amortized over the life of the notes. The Company recognized financing costs for charges by the lender for original issue discounts and other applicable administrative costs, normally withheld from proceeds, which are being amortized as finance costs over the life of the loan. As of June 30, 2021 and December 31, 2020, the unamortized beneficial conversion feature associated with our convertible notes was $0 and $0, respectively.

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

During the six months ended June 30, 2021, the Company had convertible notes payable outstanding in which the conversion rate was variable and undeterminable. The Company determined that the embedded conversion options met the definition of a derivative. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable. The debt discounts are being amortized over the life of the notes. The Company recognized financing costs for charges by the lender applicable administrative costs, normally withheld from proceeds, which are being amortized as finance costs over the life of the loan.

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

Fair Value

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes. At June 30, 2021, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

The following table summarizes the valuations of the default liability for each note and valuation date.

			Level 3
Note	Issue Date	Maturity Date	Derivative Value at Issuance	Derivative Value at 12/31/2020	Change in Derivative Value	Derivative Value at 6/30/2021

Second Convertible Note	6/17/2020	6/17/2021	27,103	825,165	(825,165)	-
Third Convertible Note	7/20/2020	7/20/2021	82,563	350,922	(350,922)	-
Fourth Convertible Note	11/18/2020	5/18/2021	147,242	-	114,009	114,009
Fifth Convertible Note	3/18/2021	3/18/2022	217,469	-	(50,351)	167,118
Sixth Convertible Note	4/7/2021	4/7/2022	190,166	-	24,343	214,509
Seventh Convertible Note	4/8/2021	4/8/2022	328,549	-	73,347	401,896
Eighth Cinvertable Note	4/16/2021	4/16/2022	288,933	-	36,935	325,868
Ninth Convertible Note	5/1/2021	5/1/2022	152,865	-	18,823	171,688
Tenth Convertible Note	5/11/2021	5/11/2022	340,229	-	34,652	374,881
Eleventh Convertible Note	5/13/2021	5/13/2022	427,280	-	26,354	453,634
Twelth Convertible Note	6/2/2021	6/2/2022	145,018	-	7,976	152,994
Thirteenth Convertible Note	6/23/2021	6/23/2022	321,641	-	(3,367)	318,274
Fourteenth Convertible Note	6/23/2021	6/23/2022	250,475	-	8,054	258,529

Totals:			$2,919,533	$1,176,087	$(885,312)	$2,953,400

Valuation of the default liability involves subjective judgments and requires forecasting future stock price movement and estimating the probability of default and the amount of time that passes between the date of default and the date of settlement. The following table summarizes the significant assumptions used to estimate the fair value of the default liability:

	At issuance	At 6/30/21
Default probability	5% to 30%	22% to 24%
Volatility	306.4% to 348.8%	326.7% to 347.6%
Risk free rate	0.17% to 0.24%	0.20% to 0.23%

The Company used a Monte Carlo model that values the embedded default derivatives based on simulating the stock price, the default likelihood, and the default liability.

The following table sets forth a summary of the changes in the fair value of the company’s Level 3 derivative instruments:

Balance at December 31,2020	$1,176,087
Issuance of convertible notes	364,711
Change in fair value	(1,275,854)
Balance at March 31, 2021	264,944
Issuance of convertible notes	2,445,156
Change in fair value	243,300
Balance at June 30, 2021	$2,953,400

During the six months ended June 30, 2021 the Company had a fair value of the level 3 derivative instruments of $2,953,400 compared to $1,176,087 at December 31, 2021. This is due to the addition of convertible notes during the six months ended June 30, 2021.

Note 11– Related Party Transactions

During the six months ended June 30, 2021 and 2020, directors and members of management provided loans to the Company or paid for various expenses of the Company. These loans contained no interest, term or due date. As of June 30, 2021, these loans had a combined balance of $498,931 for the CEO, the President, and two other board members. Total additions to these loans during the six months ended June 30, 2021 were cash loan proceeds of $18,000 and deferred compensation of $135,000 transferred from accounts payable to related parties to related party debt. As of June 30, 2020, these loans had a combined balance of $573,659 for the CEO, the President, and two other board members. Total additions for the six months ended June 30, 2020 were $196,100.

As of June 30, 2021 and 2020, we also owed $14,203 and $50,635, respectively, to Carlsbad Naturals, LLC (included in accounts payable to related parties), which is a principal stockholder of New You, Inc. and is owned by a principal stockholder of New You, Inc., for inventory purchases. During six months ended June 30, 2021 and 2020, we made purchases of $88,767 and $53,896, respectively, from Carlsbad Naturals, LLC.

As of June 30, 2021 and 2020, we owed $27,500 and $27,500, respectively, for consulting payments to a relative of the CEO.

During the year ended December 31, 2020, the Company received loan proceeds of $100,000 from a related party pursuant to a promissory note with a maturity date of April 7, 2020 and interest of $5,000 per month. A total of $82,500 has been repaid, including $32,500 in interest and $50,000 in principal and interest payments are now $2,500 per month. As of June 30, 2021 and 2020, the balance owed by the Company was $50,000 and $50,000, respectively.

The Company leases and pays for a warehouse facility where it shares space with Carlsbad Naturals, LLC. In exchange, Carlsbad Naturals, LLC leases and pays for an office facility where it shares space with the Company. As a result of this arrangement, the Company has recorded rent expense in the accompanying statements of operations for the lease that it is responsible for paying.

Note 12 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued. There were no subsequent events as of the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of June 30, 2021, and we undertake no duty to update this information.

New You, Inc.’s principal business is the marketing of unique and proprietary cannabidiol (“CBD”) products, which include CBD beverage enhancers that can be added to any beverage, CBD infused coffee, and CBD oil tinctures. The Company has five products:

☐	DROPS - 220 mgs of CBD – odorless, tasteless, flavorless and can be added to any beverage or liquid.

☐	CB2 & CBD 2 Plus - A Multi Spectrum Hemp-extracted CBD and Beta-Caryophyllene (β-Caryophyllene is the primary sesquiterpene contributing to the spiciness of black pepper; it is also a major constituent of cloves, hops, rosemary, copaiba, and cannabis), naturally blended coconut-derived MCT oil (made from a coconut fat called medium-chain triglyceride) and a hint of peppermint.

☐	Drops for Pets - This 50 mgs CBD product is designed to be used by pets.

☐	ENDO30 –

○	CAFFE CANNA - Caffe Canna is a rich organic CBD-infused non-GMO dark roast coffee

○	ABSORB – Made of a Japanese root and rice flour veggie capsule.

○	RELEASE - Made with organic Clove, Cascara Sagrada, Agave Inulin, Rhubarb Root Extract, Slippery Elm Bark, Aloe Vera and other herbs.

☐	Drops FX –Our proprietary blend of CBD and Vitamins B3, B6, B9 & B12, that you can use in any drink or liquid.

☐	Drops FX Sleep –A blend of CBD, GABA (Gamma-amino butyric acid is an amino acid in the body that acts as a neurotransmitter in the central nervous system), Melatonin, Valerian Root.

☐	NanoX – A water soluble, Full Spectrum DBD made with Purified Water, NanoX™ Liposomal Hemp Complex (Hemp Extracts, Purified Water, Gum Acacia, MCT Oil (from Coconut)), Colloidal Silver (20ppm), Liposomal Methyl B12, Liposomal CoQ10, Liposomal Curcumin, Stevia Leaf Extract.

●	The Cream – A topical skin cream made with Cannabidiol (1,000 mg of whole plant CBD isolate per 60 mL), Purified Water (Aqua), Glyceryl Stearate SE, Cannabis Sativa (Hemp) Seed Oil, Cocos Nucifera (Coconut) Oil, Ethyl Macadamiate, Stearic Acid, Cetearyl Alcohol, Pentylene Glycol, Oryza Sativa (Rice) Bran Extract, Tocopherol, Eucalyptus Globulus Leaf Oil, Origanum majorana, Potassium Hydroxide, Hydroxypropyl Starch Phosphate, Phenoxyethanol, Caprylyl Glycol, Tetra- sodium Glutamate Diacetate, Pentanediol.

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

Results of Operations

Revenues. For the three months ended June 30, 2021, we generated revenues of $302,936, a decrease of $241,664 compared to revenues of $544,600 for the three months ending June 30, 2020. Comparing the six months ended June 30, 2021 to June 30, 2020, total revenue decreased $439,534 with a revenue of $636,589 for the six months ended June 30, 2021 compared to $1,076,123 for the six months ended June 30, 2020. The decrease was primarily due to not yet recovering from the COVID-19 shutdown. At this stage in our development, revenues are not yet sufficient to cover ongoing operating expenses.

Gross Profit. Our gross profit for the three months ended June 30, 2021 was $283,298, a decrease of $211,295 compared to the three months ended June 30, 2020. Our gross margin percentage for the three months ended June 30, 2021 was 94%, compared to 91% for the three months ended June 30, 2020. The change in gross margin in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was due to increased sales of higher margin items during the period. Comparing the six months ended June 30, 2021 to June 30, 2020, gross profit decreased $386,573 with a gross profit of $557,701 during the six months ended June 30, 2021 compared to $944,274 for the six months ended June 30, 2020. Our gross margin percentage for the six months ended June 30, 2021 was 88%, compared to 88% for the six months ended June 30, 2020. There was no change in overall margin for the period ending June 30, 2021 compared to June 30, 2020.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG&A expenses”) for the three months ended June 30, 2021 were $9,067,999, an increase of $7,909,151 compared to the three months ended June 30, 2020. For the three months ended June 30, 2021, the SG&A expenses included: (i) a reduction in commission expenses; (ii) a reduction in payroll expenses; (iii) incremental expenses resulting from the ST Brands merger; (iiii) and an decrease in other SG&A expenses. Including non-cash stock based compensation for the three months ended June 30, 2021 of $10,000, compared to $695,660 in stock based compensation for the three months June 30, 2020; and (iv) an increase in goodwill impairment of $8,138,045. In Comparing the six months ended June 30, 2021 to June 30, 2020, SG&A expenses were $11,241,331 compared to$2,540,530, an increase of $8,700,801. The main cause of the increase was the non-cash stock based compensation expensed during the six months ended June 30, 2021 of $1,811,619 and the merger of ST Brands with a goodwill impairment of $8,138,045.

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Staff and Overhead Expenses	687,482	284,259	889,366	688,857
Accounting/Legal	152,567	16,975	239,274	81,453
Commission Expense	79,906	161,954	163,028	309,644
Goodwill Imparment	8,138,045	-	8,138,045	-
Non-Cash Stock Based Compensation	10,000	695,660	1,811,619	1,460,576
	9,067,999	1,158,848	11,241,331	2,540,530

Operating Loss. We realized an operating loss of $8,784,702 before interest and income taxes for the three months ended June 30, 2021 compared to operating loss of $664,255 for the three months ended June 30, 2020. When comparing the six months ending June 30, 2021 to 2020, we realized an operating loss of $10,683,631 compared to $1,596,256 mainly due to expensing the remaining amount of Stock Based Compensation and impairing the goodwill relating to the ST Brand acquisition.

Interest Expense. Interest expenses for the three months ended June 30, 2021 was $1,863,119 compared to $491,400 for the three months ended June 31, 2020. The increase is a reflection of the addition of financing in the current period verses the prior period ending June 30, 2020. Interest expenses for the six months ended June 30, 2021 were $2,116,743 compared to $523,333 for the six months ended June 30, 2020. The increase is a reflection of the addition of financing in the current period verses the prior period ending June 30, 2020.

Net Loss. We incurred a net loss of $10,891,121 for the three months ended June 30, 2021 compared to net loss of $1,155,655 for the three months ended June 30, 2020. The primary reason for the increase in net loss is due to an increase in interest expense from the addition of financing and impairing the goodwill relating to the ST Brand acquisition. The company incurred a net loss of $11,768,620 for the six months ended June 30, 2021 compared to a net loss of $2,120,389 for the six months ended June 30, 2020. The primary reason for the increase in net loss is due to an increases in interest expenses in the amount of $1,593,410 and impairing the goodwill relating to the ST Brand acquisition. Management will continue to make an effort to lower operating expenses and increase revenue.

Liquidity and Capital Resources

We incurred a net loss for the six months ended June 30, 2021 and had an accumulated deficit of $18,935,635 at June 30, 2021. At June 30, 2021, we had a cash balance of $14,577, compared to a cash balance of $45,102 at December 31, 2020. At June 30, 2021, we had a working capital deficit of $13,899,734, compared to a working capital deficit of $2,460,718 at December 31, 2020. The Company’s existing and available capital resources are not expected to be sufficient to satisfy our funding requirements through one year from the date of this filing in the absence of share issuances or other sources of financing.

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

Cash Flow

The following table summarizes our cash flows for the periods indicated below:

	For the six Months Ended	For the Six Months Ended
	June 30,	June 31,
	2020	2019
Cash used in (provided by) operating activities	(718,131)	(114,458)
Cash provided by (used in) investing activities	(457,500)	-
Cash provided by (used in) financing activities	1,145,106	114,458

Cash Used in Operating Activities

During the six months ended June 30, 2021 cash used in operating activities of $718,131 primarily reflected our net losses for the period, adjusted by non-cash charges such as depreciation and stock-based compensation, accretion of debt discounts, changes in the fair value of derivative liabilities, and additional goodwill impairment.

Cash Used by Investing Activities

During the six months ended June 30, 2021, cash used in investing activities was $457,500, which consisted of the purchase of investments and property and equipment from the merger of ST Brands. During the six months ended June 30, 2020 there was no cash used in investing activities.

Cash Provided by Financing Activities

During the six months ended June 30, 2021, cash provided by financing activities was $1,145,106, which consisted of proceeds from convertible notes payable received throughout the second quarter of 2021 offset by repayment of related party debt and debt added from the merger of ST Brands.

Recent Accounting Pronouncements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report at the reasonable assurance level.

Material Weakness in Internal Control over Financial Reporting

☐	The Company lacks an effective control environment since there are insufficient personnel to exercise appropriate oversight of accounting judgments and estimates.

☐	Due to limited accounting and financial reporting resources, the Company lacks formal processes to identify, update, and assess risks to the Company’s financial reporting.

☐	Due to limited accounting and financial reporting resources, the Company has not implemented significant monitoring controls.

☐	Due to limited accounting and financial reporting resources, authorization, approval, and review controls over the Company’s financial statements and accounting records have not been implemented or have not been applied consistently. This includes controls over the identification, approval, and disclosure of related party transactions. In certain cases, formal documentation does not exist regarding the design of controls, evidence of implementation of controls, or evidence of occurrence of certain transactions. In addition, certain of the Company’s processes lack segregation of duties.

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

Remediation of Previous Material Weaknesses

We have implemented and will continue to implement a number of measures to address the Material Weaknesses identified as of June 30, 2021. We plan on updating internal policies and procedures and create an effective control environment, add outside consultants as needed to bolster technical accounting needs, and add more personnel as needed to segregate duties.

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

Dated: September 16, 2021

NEW YOU, INC.

By:	/S/ Ray Grimm, Jr.
Ray Grimm, Jr.
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ John Driscoll
John Driscoll
Chief Financial Officer
(Principal Financial Officer)

