Form 10-K/A
period 2020-12-31
New You, Inc.
filed 2021-09-20
CIK 1372184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

 Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2020
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ______ to ______

Commission File Number 000-52668

NEW YOU, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-3062661 (I.R.S. Employer Identification No.)

6351 Yarrow Drive, Suite E Carlsbad, California (Address of principal executive offices)	92011 (Zip Code)

(866) 611-4694

(Registrant’s telephone number, including area code)

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

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K originally filed April 8, 2021 (the “Original Report”) is to revise and correct Item 9A – Controls and Procedures. This Amendment No. 1 contains no other changes from, or additions to, the Original Report.

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

On March 8, 2019, pursuant to stockholder consent, our Board of Directors authorized an amendment (the “Amendment”) to our Certificate of Incorporation, as amended, to (i) change the name of the Company from The Radiant Creations Group, Inc. to New You, Inc. and (ii) effect a reverse stock split of the issued and outstanding shares of our common stock, par value $0.00001, on a 1 for 50 basis (the “Reverse Stock Split”). We filed the Amendment with the Nevada Secretary of State reflecting the name change on March 27, 2019. On April 29, 2019, the Financial Industry Regulatory Authority, Inc. notified us that the Name Change and Reverse Stock Split would take effect on April 30, 2019 (the “Effective Date”). On the Effective Date, each holder of common stock received 1 share of our common stock for each 50 shares of our common stock they owned immediately prior to the Reverse Stock Split. We did not issue fractional shares in connection with the Reverse Stock Split. Fractional shares were rounded up to the nearest whole share. In addition, on the Effective Date the Company’s trading symbol changed to “RCGPD” for a period of 20 business days, after which the “D” was removed from the Company’s trading symbol and began trading under new trading symbol “NWYU.” Unless otherwise indicated, the information in these unaudited condensed consolidated financial statements gives effect to the 1-for-50 reverse stock split of the Company’s common stock, par value $0.00001 per share and name change from The Radiant Creations Group, Inc. to New You, Inc., effected on April 30, 2019.

New You, Inc.’s principal business is the marketing of unique and proprietary cannabidiol (“CBD”) products, which include CBD beverage enhancers that can be added to any beverage, CBD infused coffee, and CBD oil tinctures. The Company has five products:

●	DROPS - 220 mgs of CBD – odorless, tasteless, flavorless and can be added to any beverage or liquid.

●	CB2 & CBD 2 Plus - A Multi Spectrum Hemp-extracted CBD and Beta-Caryophyllene (β-Caryophyllene is the primary sesquiterpene contributing to the spiciness of black pepper; it is also a major constituent of cloves, hops, rosemary, copaiba, and cannabis), naturally blended coconut-derived MCT oil (made from a coconut fat called medium-chain triglyceride) and a hint of peppermint.

●	Drops for Pets - This 50 mgs CBD product is designed to be used by pets.

●	ENDO30 –

°	CAFFE CANNA - Caffe Canna is a rich organic CBD-infused non-GMO dark roast coffee

°	ABSORB – Made of a Japanese root and rice flour veggie capsule.

°	RELEASE - Made with organic Clove, Cascara Sagrada, Agave Inulin, Rhubarb Root Extract, Slippery Elm Bark, Aloe Vera and other herbs.

●	Drops FX –Our proprietary blend of CBD and Vitamins B3, B6, B9 & B12, that you can use in any drink or liquid.

●	Drops FX Sleep –A blend of CBD, GABA (Gamma-amino butyric acid is an amino acid in the body that acts as a neurotransmitter in the central nervous system), Melatonin, Valerian Root.

●	NanoX – A water soluble, Full Spectrum DBD made with Purified Water, NanoX™ Liposomal Hemp Complex (Hemp Extracts, Purified Water, Gum Acacia, MCT Oil (from Coconut)), Colloidal Silver (20ppm), Liposomal Methyl B12, Liposomal CoQ10, Liposomal Curcumin, Stevia Leaf Extract.

●	The Cream – A topical skin cream made with Cannabidiol (1,000 mg of whole plant CBD isolate per 60 mL), Purified Water (Aqua), Glyceryl Stearate SE, Cannabis Sativa (Hemp) Seed Oil, Cocos Nucifera (Coconut) Oil, Ethyl Macadamiate, Stearic Acid, Cetearyl Alcohol, Pentylene Glycol, Oryza Sativa (Rice) Bran Extract, Tocopherol, Eucalyptus Globulus Leaf Oil, Origanum majorana, Potassium Hydroxide, Hydroxypropyl Starch Phosphate, Phenoxyethanol, Caprylyl Glycol, Tetra- sodium Glutamate Diacetate, Pentanediol

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

CBD related products have not established legality within the FDA

The FDA has deemed marketing food to which CBD has been added, or labeling CBD as a dietary supplement, to be impermissible. The FDA is continuing to assess potential pathways available for various types of CBD products to be lawfully marketed. The FDA has summarized its current policies regarding CBD products at:https://www.fda.gov/news-events/public-health-focus/fda-regulation-cannabis-and-cannabis-derived-products-including-cannabidiol-cbd.

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

In the near term, we intend to expand the scope of our operations activities significantly. If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, finances, management and other resources. The factors that may place strain on our resources include, but are not limited to, the following:

●	The need for continued development of our financial and information management systems;

●	The need to manage strategic relationships and agreements with manufacturers, customers and partners; and

●	Difficulties in hiring and retaining skilled management, technical, and other personnel necessary to support and manage our business.

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

The Company has the following material weaknesses:

●	The Company lacks an effective control environment since there are insufficient personnel to exercise appropriate oversight of accounting judgments and estimates.

●	Due to limited accounting and financial reporting resources, the Company lacks formal processes to identify, update, and assess risks to the Company’s financial reporting.

●	Due to limited accounting and financial reporting resources, the Company has not implemented significant monitoring controls.

●	Due to limited accounting and financial reporting resources, authorization, approval, and review controls over the Company’s financial statements and accounting records have not been implemented or have not been applied consistently. This includes controls over the identification, approval, and disclosure of related party transactions. In certain cases, formal documentation does not exist regarding the design of controls, evidence of implementation of controls, or evidence of occurrence of certain transactions. In addition, certain of the Company’s processes lack segregation of duties.

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

Dividends

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or

●	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our Articles of Incorporation.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Costa Mesa, California
April 7, 2021

New You, Inc.

Consolidated Balance Sheets as of December 31, 2020 and 2019

	December 31, 2020	December 31, 2019

ASSETS
Current Assets:
Cash	$45,102	$1,125
Credit Card Receivable	1,952	23,715
Inventory	79,438	147,780
Prepaid Expenses and Other Current Assets	8,212	5,000
Total Current Assets	134,704	177,620

Property and Equipment, Net	20,004	25,795
Operating Lease Right of Use Asset, Net	42,380	96,310

TOTAL ASSETS	$197,088	$299,725

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities:
Accounts Payable and Other Accrued Expenses	$419,487	$471,507
Accounts Payable to Related Party	30,625	200,605
Operating Lease Liability	82,281	63,410
Related Party Debt	573,659	497,147
Notes Payable, Current	85,081	—
Convertible Notes Payable, Net of Discount of $177,798 and $0, respectively	228,202	—
Derivative Liability	1,176,087	—
Total Current Liabilities	2,595,422	1,232,669
Notes Payable, Non-current	128,877	—
Operating Lease Liabilities, Non-current	—	38,025
TOTAL LIABILITIES	2,724,299	1,270,694

COMMITMENTS AND CONTINGENCIES - SEE NOTE 5

STOCKHOLDERS’ DEFICIT
Common stock at $0.00001 par value: 1,400,000,000 and 900,000,000 shares authorized as of December 31, 2020 and December 31, 2019, respectively; 39,523,051 and 32,985,200 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	395	330
Additional Paid-in Capital	4,639,409	1,149,005
Accumulated Deficit	(7,167,015)	(2,120,304)
TOTAL STOCKHOLDERS’ DEFICIT	(2,527,211)	(970,969)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$197,088	$299,725

The accompanying notes are an integral part of the financial statements.

New You, Inc.

Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019

	For The Year Ended December 31, 2020	For The Year Ended December 31, 2019

Total Revenues	$2,008,493	$2,832,426

Cost of Goods Sold	285,159	454,760

Gross Profit	1,723,334	2,377,666

Selling, General and Administrative Expenses

Commission Expense	571,335	1,028,787
Stock Based Compensation	2,787,568	677,604
Other Selling, General and Administrative Expenses	1,599,769	2,362,773
Total Selling, General, and Administrative Expenses	4,958,672	4,069,164

Loss from Operations	(3,235,338)	(1,691,498)

Interest Expense	744,152	—
Change in Fair Value of Derivative	1,066,421	—
Net Loss Before Income Tax Expense	(5,045,911)	(1,691,498)

Income Tax Expense	800	800

Net Loss	$(5,046,711)	$(1,692,298)

Net Loss Per Common Share- Basic and Diluted	$(0.15)	$(0.06)

Weighted Average Common Shares Outstanding- Basic and Diluted	34,480,966	26,343,136

The accompanying notes are an integral part of the financial statements.

New You, Inc.

Consolidated Statement of Stockholders’ Deficit for the Two Years Ended December 31, 2020

	Common		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance as of December 31, 2018	15,974,558	$160	$126,840	(428,006)	(301,006)
Effect of reverse recapitalization transaction	10,772,587	108	(16,677)	—	(16,569)
Shares Issued Pursuant to Anti-dilution Provision	409,605	4	(4)	—	—
Sales of Common Shares	652,450	7	316,293	—	316,300
Restricted Stock Issuance - Employees	4,150,000	41	(41)	—	—
Restricted Stock Issuances – Vendors	1,026,000	10	(10)	—	—
Stock-based Compensation - Employees	—	—	469,791	—	469,791
Stock-based Compensation – Vendors	—	—	207,813	—	207,813
Cash Received for Common Shares Not Yet Issued	—	—	45,000	—	45,000
Net Loss	—	—	—	(1,692,298)	(1,692,298)
Balance as of December 31, 2019	32,985,200	$330	$1,149,005	(2,120,304)	(970,969)

Shares Issued as Default Penalty	900,000	9	449,991	—	450,000
Shares Issued in Lieu of Interest	196,721	2	21,637	—	21,639
Shares Issued as Debt Issuance Costs	50,000	1	24,999	—	25,000
Restricted Stock Issuance - Employees	150,000	1	(1)	—	—
Restricted Stock Issuances – Vendors	5,241,130	52	(52)	—	—
Stock-based Compensation - Employees			1,627,083	—	1,627,083
Stock-based Compensation – Vendors			1,160,485	—	1,160,485
Cancellation of shares	(90,000)	(1)	1	—	—
Shares Issued for Cash Received in 2019	90,000	1	(1)	—	—
Beneficial Conversion Feature in Connection with Notes Payable	—	—	206,262	—	206,262
Net Loss	—	—	—	(5,046,711)	(5,046,711)
Balance as of December 31, 2020	39,523,051	$395	$4,639,409	(7,167,015)	(2,527,211)

The accompanying notes are an integral part of the financial statements.

New You, Inc.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019

	For The Year Ended December 31, 2020	For The Year Ended December 31, 2019

Operating Activities
Net Loss	(5,046,711)	$(1,692,298)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	5,791	10,917
Amortization of Operating Lease Right of Use Assets	53,930	99,166
Other Non-cash Interest Expense	42,563
Amortization of Debt Issuance Costs	126,567	—
Change in Fair Value of Derivative Liability	1,066,421	—
Shares Issued in Connection with Notes Payable as Default Penalty	450,000	—
Shares Issued in Lieu of Interest	21,639	—
Stock-based Compensation - Employees	1,627,083	469,792
Stock-based Compensation - Vendors	1,160,485	207,813
Changes in Operating Assets and Liabilities:
Credit Card Receivable	21,763	(122,804)
Inventory	68,342	(97,918)
Due From Merger Partner	—	10,482
Prepaid Expenses and Other Current Assets	(3,212)	29,415
Accounts Payable and Accrued Expenses	(52,020)	359,453
Accounts Payable to Related Parties	(9,856)	459,043
Operating Lease Liabilities	(19,154)	(94,041)
Net Cash Used in Operating Activities	(486,369)	(360,980)

Financing Activities
Proceeds from Related Party Debt	161,100	398,000
Repayments of Related Party Debt	(244,712)	(424,505)
Issuance of Common Shares for Cash	—	316,300
Cash Received for Shares Not Yet Issued	—	45,000
Proceeds from Convertible Notes Payable, Net of Issuance Costs	400,000	—
Proceeds from Notes Payable	213,958	—
Net Cash Provided by Financing Activities	530,346	334,795
Net Increase/(Decrease) in Cash and Cash Equivalents	43,977	(26,185)
Cash and Cash Equivalents
Beginning of Period	1,125	27,310
End of Period	$45,102	$1,125

Supplemental Disclosures
Cash Paid for Interest	$93,833	$5,000
Cash Paid for Income Taxes	$800	$800

Non-cash Investing and Financing Activities:
Payroll and Other Payables to Related Parties Converted to Related Party Debt	$270,000	$412,672
Related Party Debt Adjusted Against Related Party Receivables	$109,876	$(118,692)
Recognition of Beneficial Conversion Features on Convertible Debt	$206,262	$—
Recognition of Initial Derivative Liability and Associated Debt Discount	$67,103	$—
Common Shares Issued in Connection with Convertible Note Issuance	$25,000	$—

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

On March 8, 2019, pursuant to stockholder consent, our Board of Directors authorized an amendment (the “Amendment”) to our Certificate of Incorporation, as amended, to (i) change the name of the Company from The Radiant Creations Group, Inc. to New You, Inc. and (ii) effect a reverse stock split of the issued and outstanding shares of our common stock, par value $0.00001, on a 1 for 50 basis (the “Reverse Stock Split”). We filed the Amendment with the Nevada Secretary of State reflecting the name change on March 27, 2019. On April 29, 2019, the Financial Industry Regulatory Authority, Inc. notified us that the Name Change and Reverse Stock Split would take effect on April 30, 2019 (the “Effective Date”). On the Effective Date, each holder of common stock received 1 share of our common stock for each 50 shares of our common stock they owned immediately prior to the Reverse Stock Split. We did not issue fractional shares in connection with the Reverse Stock Split. Fractional shares were rounded up to the nearest whole share. In addition, on the Effective Date the Company’s trading symbol changed to “RCGPD” for a period of 20 business days, after which the “D” was removed from the Company’s trading symbol and began trading under new trading symbol “NWYU.” Unless otherwise indicated, the information in these unaudited condensed consolidated financial statements gives effect to the 1-for-50 reverse stock split of the Company’s common stock, par value $0.00001 per share and name change from The Radiant Creations Group, Inc. to New You, Inc., effected on April 30, 2019.

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

Note 5 – Commitments and Contingencies

Operating Lease Commitments

A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. Right of use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Most operating leases contain renewal options that provide for rent increases based on prevailing market conditions. The lease term used to calculate the ROU asset includes renewal periods or periods subject to termination when it is reasonably certain that the Company will lease the assets in such periods.

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the estimated incremental secured borrowing rate. ROU assets include any lease payments required to be made prior to commencement and exclude lease incentives. Both ROU assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions or covenants.

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

For the years ended December 31, 2020 and 2019, a reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective. Our management identified the material weaknesses in our internal control over financial reporting set forth below under the heading “Material Weaknesses in Internal Control Over Financial Reporting,” and plans to take the remedial steps to enhance and improve the design of our internal control over financial reporting described below under the heading “Remediation of Previous Material Weaknesses.”

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Material Weakness in Internal Control over Financial Reporting

●	The Company lacks an effective control environment since there are insufficient personnel to exercise appropriate oversight of accounting judgments and estimates.

●	Due to limited accounting and financial reporting resources, the Company lacks formal processes to identify, update, and assess risks to the Company’s financial reporting.

●	Due to limited accounting and financial reporting resources, the Company has not implemented significant monitoring controls.

●	Due to limited accounting and financial reporting resources, authorization, approval, and review controls over the Company’s financial statements and accounting records have not been implemented or have not been applied consistently. This includes controls over the identification, approval, and disclosure of related party transactions. In certain cases, formal documentation does not exist regarding the design of controls, evidence of implementation of controls, or evidence of occurrence of certain transactions. In addition, certain of the Company’s processes lack segregation of duties.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed below, there was no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses

We have implemented and will continue to implement a number of measures to address the Material Weaknesses identified as of December 31, 2020. We plan on updating internal policies and procedures and create an effective control environment, add outside consultants, as needed to bolster technical accounting needs, and add more personnel, as needed to segregate duties. Theses remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

●	Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

●	Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

For the Fiscal Year ended December 31, 2020

Name and Principal Position Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ray Grimm, Jr. - Chief Executive Officer	$200,000	$—	$—	$—	$—	$70,000	$—	$270,000
Greg Montoya - President	$—	—	—	—	—	—	—	$-0-
James Sinkes - Chief Accounting Officer	$27,873	—	75,000	—	—	—	—	$102,873
	$227,873	$—	$75,000	$—	$—	$70,000	$—	$372,873

For the Fiscal Year ended December 31, 2019

Name and Principal Position Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ray Grimm, Jr. - Chief Executive Officer	$180,000	$—	$—	$—	$—	$52,500	$—	$232,500
Greg Montoya - President	60,000	—	540,000	—	—	—	—	$600,000
James Sinkes - Chief Accounting Officer	$73,866	—	50,000	—	—	—	—	$123,866
	$313,866	$—	$590,000	$—	$—	$52,500	$—	$956,366

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Outstanding Equity Awards at December 31, 2020

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexer- cised Options (#) Exercisable (b)	Number of Securities Underlying Unexer- cised Options (#) Unexer- cisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
James Sinkes	—	—	—	—	—	50,000	$25,000	—	—
Greg Montoya	—	—	—	—	—		$—	—	—
Nish Mehta	—	—	—	—	—	—	$—	—	—

Compensation of Directors

Name and Principal Position Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	None-Equity Incentive Plan Compensation ($)	Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
Ray Grimm, Jr. - Chairman	$—	$—	$—	$—	$—	$70,000	$—	$70,000
Nish Mehta - Board Member	—	—	—	—	—	200,000	—	$200,000
	$—	$—	$—	$—	$—	$270,000	$—	$270,000

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

Title of class	Name and address of beneficial owner(1)	Amount of beneficial ownership		Percent of class
Current Executive Officers & Directors:
Common Stock	Ray Grimm, Jr. P.O. Box 8501 Rancho Santa Fe, CA 92067	10,641,107		40.95%
Common Stock	Greg Montoya 3246 Grey Hawk Carlsbad, CA 92010	1,080,000		4.16%
Common Stock	James Sinkes 4305 Saddlehorn Way Oceanside, CA 92057	260,000		1.00%
Common Stock	Nish Mehta 8152 Run of the Knolls San Diego, CA 92127	2,864,691		11.02%
Common Stock Total of All Current Directors and Officers:		14,845,798		57.13%

More than 5% Beneficial Owners
Common Stock	Jared Berry 701 Palomar Airport Rd., Ste. 300 Carlsbad, CA 92010	11,141,107	(2)	42.87%

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

Date: September, 2021	NEW YOU, INC.

	By:	/S/ Ray Grimm, Jr.
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

Name	Title	Date

/S/ Ray Grimm, Jr.	Principal Executive Officer and Chairman	September 17, 2021
Ray Grimm, Jr.

/S/ John Driscoll	Principal Financial Officer	September 17, 2021
John Driscoll

/S/ Nish Mehta	Director	September 17, 2021
Nish Mehta

/S/ Jason Frankovich	Director	September 17, 2021
Jason Frankovich

